Form 10-K
period 1993-12-31
IP TIMBERLANDS LTD
filed 1994-03-30
CIK 761860

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K

                         ------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

FOR FISCAL YEAR ENDED DECEMBER 31, 1993            COMMISSION FILE NUMBER 1-8859

                         ------------------------------

                              IP TIMBERLANDS, LTD.
              (Exact name of Company as specified in its charter)

                         TEXAS                                                   13-3259241
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

         TWO MANHATTANVILLE ROAD, PURCHASE, NY                                     10577
        (Address of principal executive offices)                                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
- --------------------------------------------------------  --------------------------------------------------------
                Class A Depositary Units                                  New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x  No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

     The aggregate market value of the Class A Depositary Units of the Registrant as of March 25, 1994, held by non-affiliates of the Registrant was $1,300,435,612, calculated on the basis of the closing price on the Composite Tape on March 25, 1994. For this computation, the Registrant has excluded the market value of all Class A Depositary Units beneficially owned by International Paper Company, its subsidiaries, and all executive officers and directors of any of them and their associates as a group. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Registrant.

     The number of units outstanding of the Registrant's Class A Depositary Units, as of March 25, 1994:

OUTSTANDING     IN TREASURY
- ------------    ------------
 46,445,729         -0-

     The following documents are incorporated by reference into the parts of this report indicated below:

1993 ANNUAL REPORT TO UNITHOLDERS
(PP. INSIDE FRONT COVER, 1 AND 8 THROUGH 19)         PARTS I, II, III AND IV

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IP Timberlands, Ltd. (the 'Registrant') is a Texas limited partnership formed by International Paper Company ('International Paper') to succeed to substantially all of International Paper's forest resources business. The Registrant's forest resources business includes the marketing and sale of forest products for use as sawlogs, poles and pulpwood. In addition, the Registrant may sell or exchange portions of its forestlands and may acquire additional properties for cash, additional units or other consideration.

     The Registrant operates through IP Timberlands Operating Company, Ltd., a Texas limited partnership ('IPTO'), in which the Registrant holds a 99% limited partner's interest. IP Forest Resources Company ('IPFR'), a wholly owned subsidiary of International Paper, is the managing general partner of the Registrant and IPTO, and lnternational Paper is the special general partner of both. A further discussion of the Registrant's organization appears on the inside front cover and page 14 of the Annual Report to Unitholders (the 'Annual Report'), which information is incorporated herein by reference.

DESCRIPTION OF PRINCIPAL PRODUCTS

     The Registrant's forestlands include merchantable forest products inventory, approximately 60% of which consists of commercial softwoods, principally Douglas fir in the Pacific Northwest, southern pine in the South, and spruce and fir in the Northeast. A variety of hardwoods account for the remaining 40% of the inventory.

     The Registrant sells forest products to International Paper for use in its pulp mills and wood products plants and to third party customers.

     A discussion of the Registrant's harvest plan is presented on page 8 of the Annual Report, which information is incorporated herein by reference.

COMPETITION AND COSTS

     Log and wood fiber consuming facilities tend to purchase raw materials within relatively small geographic areas, generally within a 100-mile radius. Competitive factors within a market area generally include price, species, grade and proximity to wood-consuming facilities. The Registrant competes in the log and wood fiber market with numerous private industrial and nonindustrial forestland owners as well as with the U.S. government, principally the U.S. Forest Service and the Bureau of Land Management. Litigation involving endangered species and environmental concerns has caused a decline in government forest products sales volumes and market share in recent years and has resulted in additional demand and higher prices for private forestland owners.

     Many factors influence the Registrant's competitive position, including costs, prices, product quality and services.

MARKETING

     Consistent with International Paper's experience prior to the contribution of its forestlands to the Registrant, the Registrant has annually sold forest products from its lands to more than 800 purchasers other than International Paper. No customer accounted for more than 10% of annual revenues for the years 1993 and 1991. In 1992, total revenues included $91 million in sales to a west coast forest products company due principally to bulk sales and forestland sales.

     During 1993, 1992 and 1991, International Paper's facilities consumed approximately 30%, 27% and 28%, respectively, of the logs and wood fiber harvested from the Registrant's forestlands, which represented approximately 12%, 10% and 11%, respectively, of its manufacturing facilities' requirements during such periods. International Paper does not anticipate any change in its policy of relying on the Registrant's forestlands as an important source of raw material for its manufacturing facilities, although it is unable to predict what portion of its requirements will be purchased from the Registrant in the future.

In addition to sales to International Paper for use in its manufacturing facilities, the Registrant sells trees to International Paper that are harvested and resold by International Paper to unaffiliated purchasers as logs, poles or pulpwood.

     Additional information on marketing activities, including related parties and major customers, appears on pages 8 and 15 of the Annual Report, which information is incorporated herein by reference.

ENVIRONMENTAL PROTECTION

     Management of the Registrant's forestlands to protect the environment is a continuing commitment of the Registrant. The Registrant expends considerable efforts to comply with regulatory requirements for the use of pesticides, protection of wetlands, and minimization of stream sedimentation and soil erosion. From time to time the Registrant volunteers to or may be required to clean up certain dump sites on its forestlands created by the general public. Environmental protection costs and capital expenditures have not been significant and are not expected to be significant in the future.

EMPLOYEES

     The Registrant does not have officers or directors. Instead, officers and directors of IPFR perform all management functions for the Registrant. In most respects, the Registrant conducts the business formerly conducted by the Forest Products Division of International Paper. Consequently, the employees of International Paper or its subsidiaries formerly assigned to such division continue to carry out the activities of the Registrant. These employees continue to be employees of International Paper and in some cases are employed solely for the conduct of the Registrant's business.

ITEM 2. PROPERTIES

FORESTLANDS

     Forestlands include approximately 5.5 million acres owned in fee (excluding any interest in underlying minerals) and approximately 507,000 acres held under long-term deeds and leases (terms of three years or longer). These forestlands are located in 14 states in three major regions of the United States. In the Pacific Northwest, forestlands are located in Oregon and Washington, including approximately 311,000 acres owned in fee and approximately 3,200 acres covered by deeds and leases. In the southern and southeastern United States, forestlands are located in seven states, including approximately 3,689,000 acres owned in fee and approximately 500,400 acres held under long-term deeds and leases. In the Northeast, forestlands are located in Maine, New York, Pennsylvania, Vermont and New Hampshire, including approximately 1,531,000 acres owned in fee and approximately 3,300 acres held under long-term deeds and leases. The deeds and leases held by the Registrant generally do not include deeds and leases on government lands in the western United States nor deeds and leases with terms of less than three years, which are generally managed by International Paper in connection with short-term wood procurement for its manufacturing facilities.

CAPITAL INVESTMENTS


     Discussion of the Registrant's capital investments can be found on pages 9 and 10 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     IPTO and International Paper are parties to two lawsuits involving long-term leases on approximately 212,000 acres of forestlands in Louisiana and Mississippi. Successors in interest to the original lessors are seeking to have the two leases terminated and IPTO enjoined from further operation on the land covered by the leases, as well as seeking approximately $52 million in alleged damages, plus alleged statutory and trebling penalties and punitive damages in excess of $450 million. A jury trial in the Louisiana state court case resulted in a verdict in favor of IPTO and International Paper on January 24, 1992. Appeals are pending.

     Trial in the Mississippi state court case has been stayed while the parties litigate certain issues relating to the purchase option exercise by IPTO. IPTO and International Paper plan to vigorously contest any remaining allegations.

     The Registrant is a party to various legal proceedings incidental to its business. While any proceeding or litigation has an element of uncertainty, the Registrant believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The market and cash distribution data on the Registrant's Class A Depositary Units are set forth below and on the inside front cover and page 18 of the Annual Report and are incorporated herein by reference.

     As of March 25, 1994, there were 3,947 holders of record of the Registrant's Class A Depositary Units.

     Set forth below are the market price ranges for each quarter of 1993 and 1992 for the Class A Depositary Units on the New York Stock Exchange Composite Index.

                                                                    1993              1992
                                                                ------------      ------------
QUARTER                                                         HIGH    LOW       HIGH    LOW

- -------------------------------------------------------------   ----    ----      ----    ----
1st..........................................................   25 3/8  20 1/2    26 7/8  21 3/8
2nd..........................................................   26      23 1/2    27 3/8  24 5/8
3rd..........................................................   30 1/8  24 3/8    27 1/4  25 1/2
4th..........................................................   27 7/8  25 1/4    27 1/4  17 3/4

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for 1993, 1992 and 1991 is set forth on page 1 of the Annual Report and is incorporated herein by reference. Selected financial data for 1990 and 1989 is as follows (in thousands, except per unit data):

                                                                           1990        1989
                                                                         --------    --------
Total Revenues........................................................   $195,461    $229,611
Net Partnership Earnings..............................................    106,481     128,133
Earnings per Class A Unit.............................................       3.01        3.05
Distributions per Class A Unit........................................       2.88        2.76
Total Assets..........................................................   $972,000    $983,496

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's review and comments on the consolidated financial statements are set forth on pages 8, 9 and 10 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's consolidated financial statements, the notes thereto and the report of independent public accountants are set forth on pages 11 through 17 and 19 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of IPFR* and their business experiences are as set forth below:

     **WILLIAM M. ELLINGHAUS, 72, former President, Chief Operating Officer and director of American Telephone & Telegraph Company, having retired in 1984. He was Executive Vice Chairman of The New York Stock Exchange until 1986. He is a director of International Paper Company and Textron Inc.

     Director since April 8, 1986.

     JOHN A. GEORGES, 63, Chairman and Chief Executive Officer of IPFR since 1985. He has been Chairman and Chief Executive Officer of International Paper Company since 1985. He was elected Chief Executive Officer of International Paper in 1984 and President in 1981. He is a director of International Paper Company, Ryder Systems, Inc., Scitex Corporation Ltd. and Warner-Lambert Company. He is a member of The Business Council and the Policy Committee of the Business Roundtable. He is a Board member of The Business Council of New York State, a member of the Trilateral Commission, the President's Advisory Committee for Trade Policy and Negotiations, and a trustee of Drexel University.

     Director since January 8, 1985.

     **ARTHUR G. HANSEN, 69, Educational Consultant. He was Director of Research of the Hudson Institute from 1987 to 1988, Chancellor of the Texas A&M University System from 1982 to 1986, President of Purdue University from 1971 to 1982 and President of Georgia Institute of Technology from 1969 to 1971. He is a director of American Electric Power Company, Inc., The Interlake Corporation, International Paper Company and Navistar International Corporation. He is a member of the National Academy of Engineering, Chairman of the Corporation for Educational Technology and a fellow of the American Association for the Advancement of Science.

     Director since February 1, 1990.

     **WILLIAM G. KUHNS, 72, former Chairman of General Public Utilities Corporation (a public utility holding company). He is a director of Ingersoll-Rand Company and International Paper Company.

     Director since April 14, 1987.

     **JANE C. PFEIFFER, 61, Management Consultant. She is a director of Ashland Oil, Inc., International Paper Company, J.C. Penney Company, Inc. and The Mutual Life Insurance Company of New York. She is a trustee of the Conference Board, The University of Notre Dame, the Overseas Development Council and a member of The Council on Foreign Relations.

     Director since January 13, 1988.

- ------------------
 * Managing General Partner of the Registrant.
** Member of the Audit Committee of IPFR. The Audit Committee reviews policies and practices of the Registrant dealing with various matters (including accounting and financial practices) as to which conflicts of interest with the special general partner may arise. The Audit Committee consists of nonemployee directors of IPFR.

                               EXECUTIVE OFFICERS
                              AS OF MARCH 31, 1994
               INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD*,
               AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

     EDWARD J. KOBACKER, 55, president since August, 1992. He was general manager and group executive of the kraft paper group of International Paper from 1987 to 1992, when he assumed his current position and was elected vice president and general manager--forest products of International Paper.

     FREDERICK L. BLEIER, 45, treasurer and controller since July, 1993; controller from 1991. He has been sector controller--forest products of International Paper since July, 1993. He was director-corporate accounting of International Paper from 1990 to 1993. He joined International Paper as manager-financial reporting in 1988.

ITEM 11. EXECUTIVE COMPENSATION

     The four nonemployee directors of IPFR receive a retainer of $7,000 per year plus a fee of $1,100 for each IPFR Board and committee meeting attended. These fees are paid by IPFR. The Registrant has no employees. All management and services are performed by International Paper on behalf of the Registrant. International Paper pays the personnel used in the Registrant's business with certain expenses reimbursed to it by the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant knows of no one owning beneficially more than five percent (5%) of the Registrant's Class A Depositary Units except International Paper, which owns approximately eighty-four percent (84%). The following table shows, as of March 25, 1994, the number of Class A Depositary Units in the Registrant beneficially owned (as defined by the Securities and Exchange Commission) or otherwise claimed by current IPFR directors and by all IPFR directors and executive officers as a group (if no name appears, no Class A Depositary Units are owned or claimed).

- ------------------------------------------------------------------------------------------------------
                                                             UNITS              PERCENT OF TOTAL
                                                          BENEFICIALLY         CLASS A DEPOSITARY
              NAME OF INDIVIDUAL OR GROUP                  OWNED (1)           UNITS OUTSTANDING
- ------------------------------------------------------------------------------------------------------
W. M. Ellinghaus.......................................         100
A. G. Hansen...........................................         200
W. G. Kuhns............................................       1,000       No director or officer owns
J.C. Pfeiffer..........................................         300       as much as 1/10 of 1%
All directors and executive officers as a group........       1,600

- ------------------
(1) Ownership shown includes securities over which the individual has or shares, directly or indirectly, voting or investment powers, including units owned by a spouse or relatives and ownership by trusts for the benefit of such relatives, as required to be reported by the Securities and Exchange Commission. Certain individuals may disclaim beneficial ownership of some of these units, but they are included for the purpose of computing the holdings and the percentages of Class A Depositary Units owned.

     The certificate of incorporation of IPFR ('IPFR Charter') provides for two classes of common stock: Class A Common Stock and Class B Common Stock, of which International Paper is the sole owner. The Class B Common Stock possesses exclusive voting rights and the holder or holders thereof are entitled to cumulative voting for the election of directors of IPFR. Except with respect to voting rights, the Class B Common Stock of IPFR is equal in all other respects to the Class A Common Stock of IPFR. However, the Class B Common Stock represents only .00005 of 1% of the total authorized Common Stock of IPFR, all of which has been issued and is outstanding.

     The IPFR Charter further provides that in the event International Paper owns, or as a result of certain events would own, less than 50% of either the outstanding Class A Depositary Units or Class B Depositary Units, then
- ------------------
* Officers of IPFR are elected to hold office until the next annual meeting of the board of directors and until election of successors, subject to removal by the board.

(i) International Paper must sell all of the shares of Class B Common Stock to the directors of IPFR, on a pro rata basis, at a price equal to $100.00 per share in cash; (ii) any director who does not purchase his pro rata shares of Class B Common Stock must resign; and (iii) the directors of IPFR are then required, as soon as practicable but not later than the next annual meeting of stockholders of IPFR, to vote or cause their shares of Class B Common Stock to be voted to elect a Board of Directors of IPFR comprised entirely of persons who are not employees, officers, directors or affiliates of International Paper or of any affiliate of International Paper (other than IPFR). Each director of IPFR is further required to execute a voting trust agreement, pursuant to which the Class B Common Stock will be held and voted, and a stockholders agreement, pursuant to which transfer of ownership in the Class B Common Stock is restricted to persons who are directors of IPFR. In order to maintain the independence of IPFR's Board of Directors, the IPFR Charter further provides that (i) each director, upon resigning as a director of IPFR, must sell his shares of Class B Common Stock to IPFR, and (ii) each subsequent director elected to replace any director so resigning must similarly purchase shares of Class B Common Stock and enter into the voting trust agreement and stockholders agreement described above. International Paper believes that the foregoing arrangement for the possible ownership of the Class B Common Stock of IPFR assists in reducing the potential for conflicts of interests should International Paper's ownership of units decrease significantly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A description of certain relationships and related transactions is set forth on pages 14 through 17 of the Annual Report and is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

     (13) 1993 Annual Report to Unitholders of the Registrant

     (24) Power of Attorney

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant for the fourth quarter of 1993.

FINANCIAL STATEMENT SCHEDULES

     The consolidated balance sheets as of December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1993, together with the report thereon of Arthur Andersen & Co., dated February 4, 1994, appearing on pages 11 through 17 and 19 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5 through 8, and 13, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1993, 1992 AND 1991

Report of Independent Public Accountants on Financial Statement Schedules ....................................          9
Consolidated Schedules:
                II  -- Amounts Receivable from Related Parties................................................         10
                 V  -- Property, Plant and Equipment..........................................................         11
                VI  -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and
                       Equipment..............................................................................         12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

TO THE PARTNERS OF IP TIMBERLANDS, LTD.:

     We have audited in accordance with generally accepted auditing standards,

the consolidated financial statements included in IP Timberlands, Ltd.'s 1993 Annual Report to Unitholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Partnership's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

New York, N. Y.
February 4, 1994

                                                                     SCHEDULE II

                              IP TIMBERLANDS, LTD.
              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                 (IN THOUSANDS)

                      FOR THE YEAR ENDED DECEMBER 31, 1993

- ------------------------------------------------------------------------------------------------------------------------
                                                                             DEDUCTIONS              BALANCE AT END OF
                                          BALANCE AT                --------------------------            PERIOD
                                          BEGINNING                   AMOUNTS        AMOUNTS      ----------------------
         NAME OF DEBTOR                   OF PERIOD     ADDITIONS    COLLECTED     WRITTEN OFF    CURRENT     NONCURRENT
- ------------------------------------------------------------------------------------------------------------------------
International Paper.............   (a)     $ 296,364    $ 328,226   $   (348,444)   $       --    $276,146     $     --
                                          ----------    ---------   ------------   -----------    --------    ----------
                                          ----------    ---------   ------------   -----------    --------    ----------

                      FOR THE YEAR ENDED DECEMBER 31, 1992

- -----------------------------------------------------------------------------------------------------------------------

                                                                            DEDUCTIONS              BALANCE AT END OF
                                          BALANCE AT                --------------------------            PERIOD
                                          BEGINNING                   AMOUNTS        AMOUNTS      ----------------------
         NAME OF DEBTOR                   OF PERIOD     ADDITIONS    COLLECTED     WRITTEN OFF    CURRENT     NONCURRENT
- ------------------------------------------------------------------------------------------------------------------------
International Paper.............   (a)     $ 279,852    $ 193,479   $   (176,967)   $       --    $296,364     $     --

                                          ----------    ---------   ------------   -----------    --------    ----------
                                          ----------    ---------   ------------   -----------    --------    ----------

                      FOR THE YEAR ENDED DECEMBER 31, 1991

- ------------------------------------------------------------------------------------------------------------------------
                                                                            DEDUCTIONS              BALANCE AT END OF
                                          BALANCE AT                --------------------------            PERIOD
                                          BEGINNING                   AMOUNTS        AMOUNTS      ----------------------
         NAME OF DEBTOR                   OF PERIOD     ADDITIONS    COLLECTED     WRITTEN OFF    CURRENT     NONCURRENT
- ------------------------------------------------------------------------------------------------------------------------
International Paper.............   (a)     $ 199,953    $ 260,700   $   (180,801)   $       --    $279,852     $     --
                                          ----------    ---------   ------------   -----------    --------    ----------
                                          ----------    ---------   ------------   -----------    --------    ----------
IP Realty Corporation...........   (b)     $   5,978    $      --   $     (5,978)   $       --    $     --     $     --
                                          ----------    ---------   ------------   -----------    --------    ----------
                                          ----------    ---------   ------------   -----------    --------    ----------

- ------------------
(a) Consists of notes with due dates of up to 90 days; weighted average interest rates of 3.5% at December 31, 1993, 3.68% at December 31, 1992, and 5.28% at December 31, 1991.

(b) Consisted of notes with annual due dates through 1995; weighted average interest rates of 9.75% at December 31, 1990.

                                                                      SCHEDULE V

                              IP TIMBERLANDS, LTD.
                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                      FOR THE YEAR ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT                   RETIREMENTS,            OTHER          BALANCE AT
                                               BEGINNING     ADDITIONS        SALES OR            CHANGES-           END OF
               CLASSIFICATION                  OF PERIOD      AT COST     RECLASSIFICATIONS     ADD (DEDUCT)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------------
Forestlands.................................    $ 718,550     $51,513         $ (11,417)          $ (21,961)(a)     $ 736,685
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------
Roads.......................................    $  81,853     $ 2,228         $  (2,065)          $      --         $  82,016
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------


                      FOR THE YEAR ENDED DECEMBER 31, 1992

- -----------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT                   RETIREMENTS,            OTHER          BALANCE AT
                                               BEGINNING     ADDITIONS        SALES OR            CHANGES-           END OF
               CLASSIFICATION                  OF PERIOD      AT COST     RECLASSIFICATIONS     ADD (DEDUCT)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------------
Forestlands.................................    $ 708,985     $34,920          $(6,577)           $ (18,778)(a)     $ 718,550
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------
Roads.......................................    $  78,438     $ 3,628          $  (213)           $      --         $  81,853
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------

                      FOR THE YEAR ENDED DECEMBER 31, 1991

- -----------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT                   RETIREMENTS,            OTHER          BALANCE AT
                                               BEGINNING     ADDITIONS        SALES OR            CHANGES-           END OF
               CLASSIFICATION                  OF PERIOD      AT COST     RECLASSIFICATIONS     ADD (DEDUCT)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------------
Forestlands.................................    $ 715,202     $15,459          $(2,003)           $ (19,673)(a)     $ 708,985
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------
Roads.......................................    $  76,521     $ 2,431          $  (514)           $      --         $  78,438
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------

- ------------------
(a) Represents depletion credited directly to the asset.

                                                                     SCHEDULE VI

                              IP TIMBERLANDS, LTD.
       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                      FOR THE YEAR ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT                   RETIREMENTS,            OTHER          BALANCE AT

                                               BEGINNING     ADDITIONS        SALES OR            CHANGES-           END OF
               CLASSIFICATION                  OF PERIOD      AT COST     RECLASSIFICATIONS     ADD (DEDUCT)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------------
Road Amortization...........................    $ 45,745      $ 2,180          $(1,178)           $      --         $ 46,747
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------

                      FOR THE YEAR ENDED DECEMBER 31, 1992

- -----------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT                   RETIREMENTS,            OTHER          BALANCE AT
                                               BEGINNING     ADDITIONS        SALES OR            CHANGES-           END OF
               CLASSIFICATION                  OF PERIOD      AT COST     RECLASSIFICATIONS     ADD (DEDUCT)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------------
Road Amortization...........................    $ 43,579      $ 2,179          $   (13)           $      --         $ 45,745
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------

                      FOR THE YEAR ENDED DECEMBER 31, 1991

- -----------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT                   RETIREMENTS,            OTHER          BALANCE AT
                                               BEGINNING     ADDITIONS        SALES OR            CHANGES-           END OF
               CLASSIFICATION                  OF PERIOD      AT COST     RECLASSIFICATIONS     ADD (DEDUCT)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------------
Road Amortization...........................    $ 41,440      $ 2,288          $  (149)           $      --         $ 43,579
                                               ----------    ---------    -----------------    ---------------     ----------
                                               ----------    ---------    -----------------    ---------------     ----------

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IP TIMBERLANDS, LTD.

                                          By: IP Forest Resources Company
                                              (as managing general partner)

                                              By:      JAMES W. GUEDRY
                                                -------------------------------

                                                JAMES W. GUEDRY, VICE PRESIDENT
                                                          AND SECRETARY

March 30, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                             NAME                                           TITLE                   DATE
- --------------------------------------------------------------     -----------------------     ---------------
                       JOHN A. GEORGES                             Chairman of the Board,      March 30, 1994
                      (JOHN A. GEORGES)                            Chief Executive Officer
                                                                        and Director
                    WILLIAM M. ELLINGHAUS*                                Director             March 30, 1994
                   (WILLIAM M. ELLINGHAUS)
                      ARTHUR G. HANSEN*                                   Director             March 30, 1994
                      (ARTHUR G. HANSEN)
                      WILLIAM G. KUHNS*                                   Director             March 30, 1994
                      (WILLIAM G. KUHNS)
                      JANE C. PFEIFFER*                                   Director             March 30, 1994
                      (JANE C. PFEIFFER)
                     FREDRICK L. BLEIER                                 Treasurer and          March 30, 1994
                    (FREDERICK L. BLEIER)                           Controller and Chief
                                                                        Financial and
                                                                     Accounting Officer
*By            JAMES W. GUEDRY
     ----------------------------------
     (JAMES W. GUEDRY, ATTORNEY-IN-FACT)

                         ( IP TIMBERLANDS, LTD. LOGO )

              PRINTED ON HAMMERMILL PAPERS, ACCENT OPAQUE, 50 LBS.
             HAMMERMILL PAPERS IS A DIVISION OF INTERNATIONAL PAPER

                               EXHIBIT INDEX


  Exhibits                                                      Page No.
  --------                                                      --------


    (13)  1993 Annual Report to Unitholders of the Registrant

    (24)  Power of Attorney