Form 10-Q
period 1994-03-31
IP TIMBERLANDS LTD
filed 1994-05-06
CIK 761860

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

- - -------------------------------------------------------------------------------

                               FORM 10-Q

              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
              ------------------------------------------

For Quarter Ended March 31, 1994                Commission file number:  1-8859

                         IP TIMBERLANDS, LTD.
        (Exact name of registrant as specified in its charter)

        Texas                              13 3259241
        (State or other jurisdiction of    (I.R.S. Employer
        incorporation or organization)     Identification No.)

        Two Manhattanville Road, Purchase, NY       10577
        (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number, including area code:  914-397-1500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  /x/        No  / /

  Class A Depositary Units outstanding on April 29, 1994:  46,445,729


                         IP TIMBERLANDS, LTD.

                                 INDEX

                                                      Page No.
                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                            3

          Consolidated Statement of Earnings --           4
          Three Months Ended March 31, 1994 and 1993.

          Consolidated Balance Sheet --                   5
          March 31, 1994 and December 31, 1993.

          Consolidated Statement of Cash Flows --         6

          Three Months Ended March 31, 1994 and 1993.

          Notes to Consolidated Financial Statements.   7 - 9

Item 2.   Management's Discussion and Analysis of      10 - 12
          Financial Condition and Results of
          Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                               *

Item 2.   Changes in Securities                           *

Item 3.   Defaults upon Senior Securities                 *

Item 4.   Submission of Matters to a Vote of              *
          Security Holders

Item 5.   Other Information                               *

Item 6.   Exhibits and Reports on Form 8-K               13

SIGNATURES                                               14

* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of March 31, 1994, and the results of operations for the quarter ended March 31, 1994. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1993, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                     IP TIMBERLANDS, LTD.

               CONSOLIDATED STATEMENT OF EARNINGS
              (In thousands -- except per unit data)
                           (Unaudited)

                                         Three Months Ended
                                              March 31,
                                      --------------------------
                                        1994              1993
                                      --------          --------
REVENUES
Stumpage sales
  International Paper                 $ 47,502          $ 43,213
  Unaffiliated parties                  34,396            30,841
Forestland sales                        26,583            27,499
Other income, net                        1,098             1,715
                                      --------          --------
  Total revenues                       109,579           103,268
                                      --------          --------
OPERATING COSTS AND EXPENSES
Depletion
  International Paper                    2,766             2,710
  Unaffiliated parties                   3,030             2,610
Cost of forestlands sold                 4,508             6,584
Amortization of roads                      539               545
Forest operations                        9,232             9,022
General and administrative               5,187             5,425
Property and severance taxes             4,412             4,078
                                      --------          --------
  Total operating costs and expenses    29,674            30,974
                                      --------          --------
OPERATING EARNINGS                      79,905            72,294

INTEREST INCOME                          2,820             3,387

GENERAL PARTNERS' INTEREST IN IPTO        (827)             (757)
                                      --------          --------
NET PARTNERSHIP EARNINGS              $ 81,898          $ 74,924
                                      --------          --------
                                      --------          --------

EARNINGS PER CLASS A UNIT (NOTE 5)    $   1.49          $   1.41
                                      --------          --------
                                      --------          --------

The accompanying notes are an integral part of these financial statements.

                     IP TIMBERLANDS, LTD.

                   CONSOLIDATED BALANCE SHEET
                         (In thousands)

                           (Unaudited)

                                      March 31,         December 31,
                                        1994                1993
                                     ----------         ------------
ASSETS

CURRENT ASSETS
  Cash and temporary investments     $    7,816          $    6,782
  Notes receivable - International
    Paper                               322,531             276,146
  Due from International Paper           10,839                -
  Accounts and notes receivable          25,461              37,279
                                     ----------          ----------
  Total current assets                  366,647             320,207

NOTES RECEIVABLE                          2,607               1,872
FORESTLANDS                             735,613             736,685
ROADS, net of accumulated amortiza-
  tion of $47,209 (1994) and
  $46,747 (1993)                         34,813              35,269
                                     ----------          ----------
Total Assets                         $1,139,680          $1,094,033
                                     ----------          ----------
                                     ----------          ----------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable and accrued
    liabilities                      $      483          $      431
  Due to International Paper               -                  3,825
  Accrued property and severance
    taxes                                 6,659               5,577
  Customer advance payments               3,964               2,725
                                     ----------          ----------
  Total current liabilities              11,106              12,558

LEASE OBLIGATIONS                         1,498               1,567

GENERAL PARTNERS' INTEREST IN IPTO       33,735              33,264

PARTNERS' CAPITAL
  General partners                       32,788              32,321
  Limited partners                    1,060,553           1,014,323
                                     ----------          ----------
Total Liabilities and Partners'
  Capital                            $1,139,680          $1,094,033
                                     ----------          ----------
                                     ----------          ----------

The accompanying notes are an integral part of these financial statements.

                         IP TIMBERLANDS, LTD.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)

                                         Three Months Ended
                                             March 31,
                                     --------------------------
                                        1994             1993
                                     ---------         --------
OPERATING ACTIVITIES
Net Partnership earnings             $  81,898         $ 74,924
Noncash items
  Depletion                              5,796            5,320
  Cost of forestlands sold               4,508            6,584
  Amortization of roads                    539              545
  Other, net                               519            1,198
Changes in current assets and
  liabilities
  Accounts and notes receivable         11,083          (11,531)
  Due from International Paper         (14,664)         (20,596)
  Customer advance payments              1,239            1,336
  Other, net                             1,066            1,538
                                     ---------         --------
  Cash provided by operations           91,984           59,318
                                     ---------         --------

INVESTMENT ACTIVITIES
Investment in forestlands and roads     (9,008)         (13,098)
Loans to International Paper          (101,685)         (50,582)
Repayment of loans by International
  Paper                                 55,300           39,500
                                     ---------         --------
  Cash used for investment
    activities                         (55,393)         (24,180)
                                     ---------         --------

FINANCING ACTIVITIES
Distributions to partners of IPT
  and IPTO                             (35,557)         (35,557)
                                     ---------         --------

CHANGE IN CASH AND TEMPORARY
INVESTMENTS                              1,034             (419)

CASH AND TEMPORARY INVESTMENTS
  Beginning of the period                6,782            6,630
                                     ---------         --------
  End of the period                  $   7,816         $  6,211
                                     ---------         --------
                                     ---------         --------


The accompanying notes are an integral part of these financial statements.

                         IP TIMBERLANDS, LTD.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  ORGANIZATION

    IP Timberlands, Ltd. (the "Registrant" or "IPT"), is a Texas limited partnership. IP Forest Resources Company ("IPFR"), a wholly owned subsidiary of International Paper, is the managing general partner of the Registrant and International Paper is the special general partner.

    The Registrant operates through IP Timberlands Operating Company, Ltd. ("IPTO"), a Texas limited partnership, in which the Registrant holds a 99% limited partner's interest, and IPFR and International Paper together hold a 1% general partners' interest. IPFR is also the managing general partner of IPTO, and International Paper is the special general partner.

2.  TRANSACTIONS WITH INTERNATIONAL PAPER

    The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended March 31, 1994 and 1993 were $2.3 million and $2.5 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

    Interest income from notes receivable from International Paper was $2.5 million for the quarters ended March 31, 1994 and 1993.

3.  TEMPORARY INVESTMENTS

    Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at March 31, 1994 and December 31, 1993 were $6.8 million and $6.5 million respectively.

4.  RECEIVABLES

    The major classifications of Accounts and Notes Receivable are shown below. No allowance for doubtful accounts was considered necessary.

                                    March 31,      December 31,
                                      1994             1993
                                    ---------      ------------
                                          (In thousands)


  Notes receivable - trade           $24,210         $35,329
  Accounts receivable - trade            675           1,268
  Accrued interest and other
    receivables                          576             682
                                     -------         -------
                                     $25,461         $37,279
                                     -------         -------
                                     -------         -------

5.  COMPUTATION OF EARNINGS PER CLASS A UNIT

    The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                       Three Months Ended
                                            March 31,
                                     ----------------------
                                       1994           1993
                                     -------        -------
  Allocation to Primary Account      $72,471        $68,595
  Allocation to Secondary Account      9,427          6,329
                                     -------        -------
  Net Partnership Earnings            81,898         74,924
                                     -------        -------
    95% of the Primary Account        68,848         65,166
    4% of the Secondary Account          377            253
                                     -------        -------
  Earnings Allocated to
    Class A Limited Partners         $69,225        $65,419
                                     -------        -------
                                     -------        -------
  Weighted Average Class A
    Units Outstanding                 46,446         46,446
                                     -------        -------
                                     -------        -------
  Earnings Per Class A Unit          $  1.49        $  1.41
                                     -------        -------
                                     -------        -------

6.  Partners' Capital

    The following table presents an analysis of the activity in Partners' Capital (in thousands):

                                          Partners' Capital
                                  ---------------------------------
                                   General     Limited
                                  Partners'   Partners'     Total
                                  ---------  ----------  ----------


Three Months Ended March 31, 1994

  Balance - January 1, 1994        $32,321   $1,014,323  $1,046,644
  Net earnings for the period          819       81,079      81,898
  Partner distributions               (352)     (34,849)    (35,201)
                                   -------   ----------  ----------
    Balance - March 31, 1994       $32,788   $1,060,553  $1,093,341
                                   -------   ----------  ----------
                                   -------   ----------  ----------

Three Months Ended March 31, 1993

  Balance - January 1, 1993        $32,456   $1,027,703  $1,060,159
  Net earnings for the period          749       74,175      74,924
  Partner distributions               (352)     (34,849)    (35,201)
                                   -------   ----------  ----------
    Balance - March 31, 1993       $32,853   $1,067,029  $1,099,882
                                   -------   ----------  ----------
                                   -------   ----------  ----------

The authorized and outstanding Class A and B Depositary Units at March 31, 1994, and 1993, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

                       CLASS A DEPOSITARY UNITS OUTSTANDING
                     ---------------------------------------     CLASS B
                     International  Unaffiliated               DEPOSITARY
                       Paper and        Third                    UNITS
                       Affiliates      Parties      Total     OUTSTANDING
                     -------------  ------------  ----------  -----------

Number of units        39,146,229     7,299,500   46,445,729   50,976,480
- - -------------------------------------------------------------------------
Percentage of total           84%           16%         100%         100%
- - -------------------------------------------------------------------------

Under the terms of the Partnership Agreement, International Paper has the right to purchase, at any time, all outstanding Class A Units at a price equal to 133% of the market price at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total Partnership revenues for the first quarter of 1994 were $109.6 million, or 6% higher than in the first quarter of 1993. Although total harvest volumes were essentially the same, higher average prices during the first quarter of 1994 led to an 11% increase in stumpage sales revenues. Net Partnership earnings for the quarter were 9% higher than for the comparable period of 1993.


In the South, a 5% increase in volumes, combined with an 8% increase in average prices, led to stumpage sales revenues 13% above the 1993 first quarter level. Strong lumber and panel markets and wet weather conditions early in the period caused sawlog prices to trend higher in this region. Although volumes declined 12% in the West, revenues from stumpage sales were 5% higher than the prior year level due to record level prices. In the Northeast, the first quarter volumes were slightly lower than for the same period of 1993 due to harsh weather conditions early in the quarter. However, strong demand from Canadian sawmills and domestic lumber producers supported prices which were 24% higher than first quarter 1993, resulting in a 21% increase in stumpage sales revenues.

Forestland sales of selected nonstrategic holdings vary from year to year. First quarter forestland sales were $26.6 million, down slightly from $27.5 million for the first quarter of 1993.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                  Three Months
                                     Ended
                                   March 31,
                               -----------------
                                 1994      1993
                               -------   -------
Stumpage Sales
   Primary Account             $81,898   $72,044
   Secondary Account               -       2,010
                               -------   -------
                               $81,898   $74,054
                               -------   -------
                               -------   -------
Forestland Sales
   Primary Account             $12,096   $14,610
   Secondary Account            14,487    12,889
                               -------   -------
                               $26,583   $27,499
                               -------   -------
                               -------   -------
Operating Costs and Expenses
   Primary Account             $22,921   $20,962
   Secondary Account             6,753    10,012
                               -------   -------
                               $29,674   $30,974
                               -------   -------
                               -------   -------

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):

                                          Three Months
                                              Ended
                                            March 31,
                                        ----------------
                                        1994        1993
                                        ----        ----
Used by International Paper facilities   223         286
Resold by International Paper            190         199
Sold to unaffiliated parties             441         360
                                         ---         ---
                                         854         845
                                         ---         ---
                                         ---         ---

LIQUIDITY AND CAPITAL RESOURCES

IPT had cash and temporary investments of $7.8 million, an intercompany account receivable from International Paper of $10.8 million and notes receivable from International Paper of $322.5 million at March 31, 1994, giving the Partnership $341.1 million in liquid assets. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                               March 31, 1994   December 31, 1993
                               --------------   -----------------
Cash, temporary investments
  and current receivables from
  International Paper
     Primary Account              $215,983           $158,556
     Secondary Account             125,203            124,372
                                  --------           --------
                                  $341,186           $282,928
                                  --------           --------
                                  --------           --------

Total per Class A Unit            $   4.53           $   3.35
                                  --------           --------
                                  --------           --------

In addition, current assets at March 31, 1994 and December 31, 1993 included $1.3 million and $2.0 million of accounts receivable and $24.2 million and $35.3 million of notes receivable, respectively, from parties other than International Paper due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                           Primary    Secondary      IPT
                                           Account     Account      Total

                                          --------    ---------   --------
Three Months Ended March 31, 1994

Cash provided by operations               $ 84,271     $ 7,713    $ 91,984
Investment in forestlands and roads         (6,044)     (2,964)     (9,008)
IPTO general partners'
  interest in above                           (782)        (48)       (830)
                                          --------     -------    --------
Cash flow after capital expenditures        77,445       4,701    $ 82,146
  Class A Unit allocation factor                95%          4%   --------
                                          --------     -------    --------
Cash flow after capital
  expenditures for Class A Units          $ 73,573     $   188    $ 73,761
                                          --------     -------    --------
                                          --------     -------    --------
Distributions declared for Class A Units  $ 33,441                $ 33,441
                                          --------     -------    --------
                                          --------     -------    --------

Three Months Ended March 31, 1993

Cash provided by operations               $ 44,006     $15,312    $ 59,318
Investment in forestlands and roads        (10,218)     (2,880)    (13,098)
IPTO general partners'
  interest in above                           (338)       (124)       (462)
                                          --------     -------    --------
Cash flow after capital expenditures        33,450      12,308    $ 45,758
  Class A Unit allocation factor                95%          4%   --------
                                          --------     -------    --------
Cash flow after capital
  expenditures for Class A Units          $ 31,778     $   492    $ 32,270
                                          --------     -------    --------
                                          --------     -------    --------
Distributions declared for Class A Units  $ 33,441                $ 33,441
                                          --------     -------    --------
                                          --------     -------    --------

In April, IPT declared a cash distribution of $.72 per Class A Unit for the first calendar quarter of 1994. This distribution is payable on May 16, 1994 to holders of record as of April 29, 1994.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $50 million for 1994.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits

         None


   (b) No Current Reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IP Timberlands, Ltd.
                                By:  IP Forest Resources Company
                                Managing General Partner
                                    (Registrant)

Date:  May 6, 1994              By   /s/ James W. Guedry
                                     ---------------------------------------
                                     James W. Guedry
                                     Vice President and Secretary

Date:  May 6, 1994              By   /s/ Frederick L. Bleier
                                     ---------------------------------------
                                     Frederick L. Bleier
                                     Treasurer and Controller
                                     and Chief Financial and
                                     Accounting Officer