Form 10-Q
period 1994-06-30
IP TIMBERLANDS LTD
filed 1994-08-11
CIK 761860

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549





                                 FORM 10-Q

                Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1994             Commission file number:  1-8859


                           IP TIMBERLANDS, Ltd.
          (Exact name of registrant as specified in its charter)


          Texas                                   13 3259241
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

          Two Manhattanville Road, Purchase, NY        10577
          (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  914-397-1500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No

    Class A Depositary Units outstanding on July 29, 1994:  46,445,729





                           IP TIMBERLANDS, Ltd.

                                   INDEX


                                                         Page No.

PART I.
Financial Information

Item 1.
Financial Statements                                          3


Consolidated Statement of Earnings -
Three Months and Six Months Ended
June 30, 1994 and 1993.                                       4


Consolidated Balance Sheet -
June 30, 1994 and December 31, 1993.                          5


Consolidated Statement of Cash Flows -
Six Months Ended June 30, 1994 and 1993.                      6


Notes to Consolidated Financial Statements.                 7 - 9

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations              10 - 12


PART II.

Other Information


Item 1.
Legal Proceedings                                             *

Item 2.
Changes in Securities                                         *

Item 3.
Defaults upon Senior Securities                               *

Item 4.
Submission of Matters to a Vote of
Security Holders                                              *

Item 5.

Other Information                                             *

Item 6.
Exhibits and Reports on Form 8-K                             13


Signatures                                                   14




* Omitted since no answer is called for, answer is in the negative or inapplicable.



PART I. Financial Information


ITEM 1. Financial Statements


The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of June 30, 1994, and the results of operations for the quarter and six months ended June 30, 1994. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1993, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.




                           IP TIMBERLANDS, Ltd.

                    CONSOLIDATED STATEMENT OF EARNINGS
                   (In thousands - except per unit data)
                                (Unaudited)

                                   Three Months       Six Months Ended
                                      Ended               June 30,
                                     June 30,

                                   1994     1993       1994      1993

Revenues

Stumpage Sales
  International Paper           $40,811    $41,408   $ 88,313  $ 84,621
  Unaffiliated parties           23,101     12,815     57,497    43,656
Forestland sales                 22,209     26,009     48,792    53,508
Other income, net                 2,869      3,129      3,967     4,844

  Total revenues                 88,990     83,361    198,569   186,629

Operating Costs and Expenses

Depletion
  International Paper             2,250      2,060      5,016     4,770
  Unaffiliated parties            2,849      1,901      5,879     4,511
Cost of forestlands sold          1,313      3,266      5,821     9,850
Amortization of roads               519        540      1,058     1,085
Forest operations                 9,729      8,690     18,961    17,712
General and administrative        5,026      5,388     10,213    10,813
Property and severance taxes      4,253      4,251      8,665     8,329

  Total operating costs and
   expenses                      25,939     26,096     55,613    57,070

Operating Earnings               63,051     57,265    142,956   129,559

Interest Income                   3,717      3,118      6,537     6,505

General Partners' Interest in
 IPTO                              (668)      (604)    (1,495)   (1,361)

Net Partnership Earnings        $66,100    $59,779   $147,998  $134,703

Earnings per Class A Unit
(Note 5)                        $  1.09    $  1.05   $   2.58  $   2.46


The accompanying notes are an integral part of these financial statements.




                           IP TIMBERLANDS, Ltd.

                        CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                (Unaudited)

                                             June 30,      December 31,
                                               1994            1993

Assets

Current Assets
  Cash and temporary investments            $   11,226     $    6,782
  Notes receivable - International Paper       354,702        276,146
  Due from International Paper                   9,620              -
  Accounts and notes receivable                 23,041         37,279

  Total current assets                         398,589        320,207

Notes receivable                                 2,310          1,872
Forestlands                                    738,428        736,685
Roads, net of accumulated amortization of
 $46,450 (1994) and $46,747 (1993)              34,275         35,269

Total assets                                $1,173,602     $1,094,033

Liabilities and Partners' Capital

Current Liabilities
  Accounts payable and accrued
   liabilities                              $      415     $      431
  Due to International Paper                         -          3,825
  Accrued property and severance taxes           8,769          5,577

  Customer advance payments                      4,638          2,725

  Total current liabilities                     13,822         12,558

Lease Obligations                                1,493          1,567

General Partners' Interest in IPTO              34,048         33,264

Partners' Capital
  General partners                              33,097         32,321
  Limited partners                           1,091,142      1,014,323

Total Liabilities and Partners' Capital     $1,173,602     $1,094,033


The accompanying notes are an integral part of these financial statements.




                           IP TIMBERLANDS, Ltd.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)


                                          Six Months Ended
                                              June 30,

                                          1994          1993

Operating Activities
Net Partnership earnings                $147,998      $134,703
Noncash items
  Depletion                               10,895         9,281
  Cost of forestland sold                  5,821         9,850
  Amortization of roads                    1,058         1,085
  Other, net                               1,434         1,858
Changes in current assets and
 liabilities
  Accounts and notes receivable           13,800        29,035
  Due from International Paper           (13,445)      (17,553)
  Customer advance payments                1,913           880
  Other, net                               3,102         4,414

  Cash provided by operations            172,576       173,553

Investment Activities
Investment in forestlands and roads      (18,463)      (32,080)
Loans to International Paper            (172,396)     (155,726)
Repayment of loans by International
 Paper                                    93,840        87,314

  Cash used for investment activities    (97,019)     (100,492)

Financing Activities
Distributions to partners of IPT
 and IPTO                                (71,113)      (71,114)

Change in Cash and Temporary
Investments                                4,444         1,947

Cash and Temporary Investments
  Beginning of the period                  6,782         6,630

  End of the period                      $11,226        $8,577


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


2.   Transactions with International Paper

     The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended June 30, 1994 and 1993 were $2.3 and $2.5 million, respectively, and for the six-month periods ended June 30, 1994 and 1993 were $4.6 and $5.1 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

     Interest income from notes receivable from International Paper for the quarters ended June 30, 1994 and 1993 was $3.5 and $2.9 million, respectively, and for the six-month periods ended June 30, 1994 and 1993 was $5.9 and $5.4 million, respectively.


3.  Temporary Investments

     Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at June 30, 1994 and December 31, 1993 were $7.8 and $6.5 million, respectively.




4.   Receivables

     The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                       June 30,    December 31,
                                         1994         1993
                                            (In thousands)

    Notes receivable - trade            $22,529      $35,329
    Accounts receivable - trade             272        1,268
    Accrued interest and other
     receivables                            240          682

                                        $23,041      $37,279


5.   Computation of Earnings Per Class A Unit

     The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):






                                    Three Months         Six Months Ended
                                       Ended                  June 30,
                                      June 30,

                                   1994      1993         1994       1993

Allocation to Primary Account    $52,783   $50,795      $125,254   $119,390
Allocation to Secondary Account   13,317     8,984        22,744     15,313

Net Partnership Earnings          66,100    59,779       147,998    134,703

  95% of the Primary Account      50,143    48,255       118,991    113,421
  4% of the Secondary Account        533       360           910        613

Earnings Allocated to
  Class A Limited Partners       $50,676   $48,615       $119,901  $114,034

Weighted Average Class A
  Units Outstanding               46,446    46,446         46,446    46,446

Earnings Per Class A Unit        $  1.09   $  1.05       $   2.58  $   2.46



6.   Partners' Capital

     The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                 Partners' Capital
                                         General      Limited
                                         Partners'    Partners'     Total

Six Months Ended June 30, 1994

  Balance - January 1, 1994               $32,321    $1,014,323   $1,046,644
  Net earnings for the period               1,480       146,518      147,998
  Partner distributions                      (704)      (69,699)     (70,403)

    Balance - June 30, 1994               $33,097    $1,091,142   $1,124,239

Six Months Ended June 30, 1993

  Balance - January 1, 1993               $32,456    $1,027,703   $1,060,159
  Net earnings for the period               1,347       133,356      134,703
  Partner distributions                      (704)      (69,698)     (70,402)

    Balance - June 30, 1993               $33,099    $1,091,361   $1,124,460


The authorized and outstanding Class A and B Depositary Units at June 30, 1994 and 1993, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

                         Class A Depositary Units Outstanding         Class B
                          International       Unaffiliated           Depositary
                            Paper and            Third                Units
                            Affiliates          Parties     Total   Outstanding

Number of Units             39,146,229        7,299,500  46,445,729  50,976,480

Percentage of total            84%               16%        100%        100%


Under the terms of the Partnership Agreement, International Paper has the right to purchase, at any time, all outstanding Class A Units at a price equal to 133% of the market price at that time.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the second quarter of 1994, total Partnership revenues were $89.0 million, or 7% higher than for the second quarter of 1993. Revenues from stumpage sales were 18% above prior-year levels, primarily on the strength of higher average prices. The second quarter harvest volume was 7% higher than that for the comparable period of 1993. Net Partnership earnings of $66 million were 11% higher than for the second quarter of 1993.

In the South, stumpage sales revenues were 52% greater than second quarter 1993 levels. A 16% increase in harvest volumes combined with higher average prices led to the improved performance in this region. In the West, abundant log supplies and high mill inventories resulted in lower demand for stumpage and harvest volumes which were 16% below that of the comparable period of 1993. Prices, however, were 6% above second quarter 1993 levels due to continued harvest restrictions on public lands. Second quarter stumpage sales revenues in the Northeast were 23% higher than for the same period of 1993. Although harvest volumes were 16% lower due to an extended spring thaw which hampered logging operations, good demand from Canadian mills and strong domestic lumber markets continue to support higher average prices.

Forestland sales were $22.2 million, down slightly from $26.0 million for the second quarter of 1993.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                               Three Months         Six Months Ended
                                  Ended                 June 30,
                                 June 30,

                              1994      1993       1994        1993

Stumpage Sales
  Primary Account           $63,912    $54,223   $145,810     $126,267
  Secondary Account               -          -          -        2,010

                            $63,912    $54,223   $145,810     $128,277

Forestland Sales
  Primary Account           $ 1,147    $ 8,048   $ 13,243     $ 22,658
  Secondary Account          21,062     17,961     35,549       30,850

                            $22,209    $26,009   $ 48,792     $ 53,508

Operating Costs and
 Expenses
  Primary Account           $16,444    $15,704   $ 39,365     $ 36,666
  Secondary Account           9,495     10,392     16,248       20,404

                            $25,939    $26,096   $ 55,613     $ 57,070



Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):

                               Three Months          Six Months
                                  Ended                Ended
                                 June 30,              June 30,

                               1994     1993         1994    1993

Used by International
  Paper facilities              212      196          435     482
Resold by International Paper   125      145          315     344
Sold to unaffiliated parties    303      256          744     616

                                640      597        1,494   1,442

Liquidity and Capital Resources

IPT had cash and temporary investments of $11.2 million, an intercompany account receivable from International Paper of $9.6 million and notes receivable from International Paper of $354.7 million at June 30, 1994, giving the Partnership $375.5 million in liquid assets. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                          June 30,          December 31,
                                           1994                 1993

Cash, temporary investments
  and current receivables from
  International Paper
    Primary Account                       $238,472              $158,556
    Secondary Account                      137,076               124,372

                                          $375,548              $282,928

Total per Class A Unit                    $   5.00              $   3.35


In addition, current assets at June 30, 1994 and December 31, 1993, included $.5 million and $2.0 million of accounts receivable, respectively, and $22.5 million and $35.3 million of notes receivable, respectively, from parties other than International Paper due within the next 12 months.




The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                        Primary      Secondary      IPT
                                        Account       Account      Total

Six Months Ended June 30, 1994

Cash provided by operations             $148,730     $23,846      $172,576
Investment in forestlands and
 roads                                   (10,042)     (8,421)      (18,463)
IPTO general partners'
  interest in above                       (1,387)       (154)       (1,541)

Cash flow after capital
expenditures                             137,301      15,271      $152,572

Class A Unit allocation factor                95%          4%

Class A Unit cash flow
  after capital expenditures            $130,436     $   611      $131,047

Distributions declared for Class A
  Units                                 $ 66,882                  $ 66,882


Six Months Ended June 30, 1993

Cash provided by operations             $116,197     $57,356      $173,553
Investment in forestlands and
  roads                                  (24,891)     (7,189)      (32,080)
IPTO general partners'
  interest in above                         (913)       (502)       (1,415)

Cash flow after capital
 expenditures                             90,393      49,665      $140,058

Class A Unit allocation factor                95%          4%

Class A Unit cash flow
  after capital expenditures            $ 85,873     $ 1,987      $ 87,860

Distributions declared for Class A
  Units                                 $ 66,882                  $ 66,882

In July, IPT declared a cash distribution of $.72 per Class A Unit for the second calendar quarter of 1994. This distribution is payable on August 15, 1994 to holders of record as of July 29, 1994.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $50 million for 1994.



Part II.  Other Information

Item 6.      Exhibits and Reports on Form 8-K.

   (a)        Exhibits

              (13) 1994 Midyear Report to Unitholders

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

                         IP Timberlands, Ltd.
                         By:  IP Forest Resources Company
                         Managing General Partner
                              (Registrant)




Date:  August 11, 1994        By   /s/ James W. Guedry
                              James W. Guedry
                              Vice President and Secretary





Date:  August 11, 1994        By   /s/ Frederick L. Bleier
                              Frederick L. Bleier
                              Treasurer and Controller
                              and Chief Financial and
                              Accounting Officer






                               EXHIBIT INDEX


     (13) 1994 Midyear Report to Unitholders