Form 10-Q
period 1994-09-30
IP TIMBERLANDS LTD
filed 1994-11-14
CIK 761860

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                 FORM 10-Q

                Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1994           Commission file number:  1-8859

                           IP TIMBERLANDS, LTD.
          (Exact name of registrant as specified in its charter)


     Texas                                        13 3259241
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     Two Manhattanville Road, Purchase, NY        10577
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  914-397-1500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No

    Class A Depositary Units outstanding on October 31, 1994:  46,445,729


                             IP TIMBERLANDS, Ltd.

                                     INDEX

                                                         Page No.
PART I.   Financial Information

Item 1.   Financial Statements                              3

          Consolidated Statement of Earnings -              4
          Three Months and Nine Months Ended
          September 30, 1994 and 1993.

          Consolidated Balance Sheet -                      5
          September 30, 1994 and December 31, 1993.

          Consolidated Statement of Cash Flows -            6
          Nine Months Ended September 30, 1994 and 1993.

          Notes to Consolidated Financial Statements.     7 - 9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  10 - 12

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

PART I. Financial Information

ITEM 1. Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of September 30, 1994, and the results of operations for the quarter and nine months ended September 30, 1994. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto, incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1993, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                             IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands - except per unit data)
                                  (Unaudited)

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                              ------------------   -------------------
                                1994      1993       1994       1993
                              -------   --------   --------   --------
Revenues

Stumpage Sales
 International Paper          $44,574   $ 43,392   $132,887   $128,013
 Unaffiliated parties          26,758     34,171     84,255     77,827
Forestland sales               19,182     26,050     67,975     79,558
Other income, net               7,929      6,883     11,895     11,727
                              -------   --------   --------   --------
 Total revenues                98,443    110,496    297,012    297,125
                              -------   --------   --------   --------

Operating Costs and Expenses

Depletion
 International Paper            2,992      2,391      8,009      7,161
 Unaffiliated parties           2,436      3,285      8,315      7,796
Cost of forestlands sold        4,143      1,751      9,964     11,601
Amortization of roads             521        538      1,579      1,623
Forest operations              11,190     10,247     30,151     27,959
General and administrative      4,969      5,024     15,181     15,837
Property and severance taxes    4,168      4,134     12,833     12,463
                              -------   --------   --------   --------
 Total operating costs and
  expenses                     30,419     27,370     86,032     84,440
                              -------   --------   --------   --------

Operating Earnings             68,024     83,126    210,980    212,685


Interest Income                 5,070      3,214     11,607      9,719

General Partners' Interest
 in IPTO                         (731)      (863)    (2,226)    (2,224)
                              -------   --------   --------   --------
Net Partnership Earnings      $72,363   $ 85,477   $220,361   $220,180
                              =======   ========   ========   ========
Earnings per Class A Unit
 (Note 5)                     $  1.47   $   1.47   $   4.05   $   3.93
                              =======   ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)

                                         September 30,  December 31,
                                             1994          1993
                                         -------------  ------------
Assets

Current Assets
 Cash and temporary investments            $    7,971    $    6,782
 Notes receivable - International Paper       416,177       276,146
 Due from International Paper                   7,033            -
 Accounts and notes receivable                  9,829        37,279
                                           ----------    ----------
 Total current assets                         441,010       320,207

Notes receivable                                2,381         1,872
Forestlands                                   731,198       736,685
Roads, net of accumulated amortization
 of $46,971 (1994) and $46,747 (1993)          35,064        35,269
                                           ----------    ----------
Total assets                               $1,209,653    $1,094,033
                                           ==========    ==========
Liabilities and Partners' Capital

Current Liabilities
 Accounts payable and accrued
  liabilities                              $      402    $      431
 Due to International Paper                        -          3,825
 Accrued property and severance taxes           7,872         5,577
 Customer advance payments                      4,106         2,725
                                           ----------    ----------

 Total current liabilities                     12,380        12,558

Lease Obligations                               1,448         1,567

General Partners' Interest in IPTO             34,423        33,264

Partners' Capital
 General partners                              33,469        32,321
 Limited partners                           1,127,933     1,014,323
                                           ----------    ----------
Total Liabilities and Partners' Capital    $1,209,653    $1,094,033
                                           ==========    ==========

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                             Nine Months Ended
                                               September 30,
                                           ---------------------
                                              1994        1993
                                           ---------   ---------
Operating Activities

Net Partnership earnings                   $ 220,361   $ 220,180
Noncash items
 Depletion                                    16,324      14,957
 Cost of forestland sold                       9,964      11,601
 Amortization of roads                         1,579       1,623
 Other, net                                    2,294       1,281
Changes in current assets and liabilities
 Accounts and notes receivable                26,941      32,737
 Due from International Paper                (10,858)    (19,019)
 Customer advance payments                     1,381         371
 Other, net                                    2,147       3,073
                                           ---------   ---------
 Cash provided by operations                 270,133     266,804
                                           ---------   ---------
Investment Activities

Investment in forestlands and roads          (22,243)    (36,108)
Loans to International Paper                (266,571)   (246,286)
Repayment of loans by International Paper    126,540     122,214
                                           ---------   ---------
 Cash used for investment activities        (162,274)   (160,180)

                                           ---------   ---------
Financing Activities

Distributions to partners of IPT and IPTO   (106,670)   (106,670)
                                           ---------   ---------

Change in Cash and Temporary Investments       1,189         (46)

Cash and Temporary Investments

 Beginning of the period                       6,782       6,630
                                           ---------   ---------
 End of the period                         $   7,971   $   6,584
                                           =========   =========

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

2. Transactions with International Paper

The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended September 30, 1994 and 1993 were $2.3 and $2.5 million, respectively, and for the nine-month periods ended September 30, 1994 and 1993 were $7.0 and $7.6 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

Interest income from notes receivable from International Paper for the quarters ended September 30, 1994 and 1993 was $4.7 and $3.0 million, respectively, and for the nine-month periods ended September 30, 1994 and 1993 was $10.6 and $8.4 million, respectively.

3. Temporary Investments


Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at September 30, 1994 and December 31, 1993 were $6.1 and $6.5 million, respectively.

4. Receivables

The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                          September 30,  December 31,
                                              1994           1993
                                          -------------  ------------
                                                (In thousands)
Notes receivable - trade                      $8,480        $35,329
Accounts receivable - trade                    1,033          1,268
Accrued interest and other receivables           316            682
                                              ------        -------
                                              $9,829        $37,279
                                              ======        =======

5. Computation of Earnings Per Class A Unit

The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1994      1993       1994        1993
                                 -------   -------   ---------    --------
Allocation to Primary Account    $71,621   $71,418   $ 196,875    $190,808
Allocation to Secondary Account      742    14,059      23,486      29,372
                                 -------   -------   ---------    --------
Net Partnership Earnings          72,363    85,477     220,361     220,180
                                 -------   -------   ---------    --------
 95% of the Primary Account       68,040    67,847     187,031     181,268
 4% of the Secondary Account          30       562         940       1,175
                                 -------   -------   ---------    --------
Earnings Allocated to
 Class A Limited Partners        $68,070   $68,409   $187,971     $182,443
                                 =======   =======   ========     ========
Weighted Average Class A
 Units Outstanding                46,446    46,446     46,446       46,446
                                 =======   =======   ========     ========

Earnings Per Class A Unit        $  1.47   $  1.47   $   4.05     $   3.93
                                 =======   =======   ========     ========

6. Partners' Capital

The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                             Partners' Capital
                                      ---------------------------------
                                       General     Limited
                                      Partners'   Partners'     Total
                                      ---------  ----------  ----------
Nine Months Ended September 30, 1994
 Balance - January 1, 1994            $32,321    $1,014,323   $1,046,644
 Net earnings for the period            2,204       218,157      220,361
 Partner distributions                 (1,056)     (104,547)    (105,603)
                                      -------    ----------   ----------
  Balance - September 30, 1994        $33,469    $1,127,933   $1,161,402
                                      =======    ==========   ==========
Nine Months Ended September 30, 1993
 Balance - January 1, 1993            $32,456    $1,027,703   $1,060,159
 Net earnings for the period            2,202       217,978      220,180
 Partner distributions                 (3,012)     (298,152)    (301,164)
                                      -------    ----------   ----------
  Balance - September 30, 1993        $31,646    $  947,529   $  979,175
                                      =======    ==========   ==========

The authorized and outstanding Class A and B Depositary Units at September 30, 1994 and 1993, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

                       Class A Depositary Units Outstanding
                     ----------------------------------------    Class B
                     International   Unaffiliated              Depositary
                       Paper and         Third                    Units
                       Affiliates       Parties      Total     Outstanding
                     -------------   ------------  ----------  -----------
Number of Units        39,146,229      7,299,500   46,445,729   50,976,480

Percentage of total         84%           16%         100%         100%
                            ===           ===         ====         ====


Under the terms of the Partnership Agreement, International Paper has the right to purchase, at any time, all outstanding Class A Units at a price equal to 133% of the market price at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues from stumpage sales were 8% below third quarter 1993 levels due to a slight decline in harvest volume. This decline, together with lower forestland sales, led to total Partnership revenues of $98.4 million for the third quarter of 1994, 11% lower than for the comparable period of 1993. Net Partnership earnings were $72.4 million, down 15% from the same quarter in 1993.

Stumpage sales revenues in the South were approximately the same as in the third quarter of 1993. Average prices in this region were 5% above prior year levels, offsetting a 4% decline in volume. In the West, revenues from stumpage sales were 28% below 1993 levels. A weak export market and high mill inventories led to lower demand for Partnership timber. As a result, harvest volumes dropped 31% below third quarter 1993 levels. Prices softened during the quarter but remained slightly above prior year levels in this region. In the Northeast, strong demand from Canadian lumber mills and improved logging conditions following the spring thaw led to a seasonal increase in harvest activity, although volumes were slightly below 1993 levels. A 35% increase in overall average prices led to stumpage sales revenues 29% higher than in the 1993 third quarter.

Forestland sales were $19.2 million for the 1994 third quarter, down $6.9 million from the same period in 1993. Nearly two thirds of these revenues were allocated to Class A Units since the associated trees would have been harvested during the Initial Term.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                               ------------------   -------------------
                                 1994       1993      1994       1993
                               -------    -------   --------   --------
Stumpage Sales
  Primary Account              $71,332    $77,415   $217,142   $203,681
  Secondary Account                 -         148         -       2,159
                               -------    -------   --------   --------
                               $71,332    $77,563   $217,142   $205,840
                               =======    =======   ========   ========
Forestland Sales

  Primary Account              $12,335    $ 6,039   $ 25,578   $ 28,697
  Secondary Account              6,847     20,011     42,397     50,861
                               -------    -------   --------   --------
                               $19,182    $26,050   $ 67,975   $ 79,558
                               =======    =======   ========   ========
Operating Costs and Expenses
  Primary Account              $21,610    $20,006   $ 60,975   $ 56,672
  Secondary Account              8,809      7,364     25,057     27,768
                               -------    -------   --------   --------
                               $30,419    $27,370   $ 86,032   $ 84,440
                               =======    =======   ========   ========

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                               ------------------      -----------------
                                 1994       1993         1994      1993
                               --------    ------      --------   ------
Used by International
  Paper facilities                283        258          718       740
Resold by International Paper     153        177          468       521
Sold to unaffiliated parties      434        496        1,178     1,112
                                  ---        ---        -----     -----
                                  870        931        2,364     2,373
                                  ===        ===        =====     =====

Liquidity and Capital Resources

IPT had cash and temporary investments of $8 million, an intercompany account receivable from International Paper of $7 million and notes receivable from International Paper of $416 million at September 30, 1994, giving the Partnership $431 million in liquid assets. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                              September 30,  December 31,
                                  1994          1993
                              -------------  ------------
Cash, temporary investments
 and current receivables from

 International Paper
  Primary Account               $290,230       $158,556
  Secondary Account              140,951        124,372
                                --------       --------
                                $431,181       $282,928
                                ========       ========
Total per Class A Unit          $   6.06       $   3.35
                                ========       ========

In addition, current assets at September 30, 1994 and December 31, 1993, included $1.3 million and $2.0 million of accounts receivable, respectively, and $8.5 million and $35.3 million of notes receivable, respectively, from parties other than International Paper due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                       Primary  Secondary     IPT
                                       Account   Account     Total
                                      --------  ---------  --------
Nine Months Ended September 30, 1994

Cash provided by operations           $224,728   $ 45,405  $270,133
Investment in forestlands and roads    (10,274)   (11,969)  (22,243)
IPTO general partners'
 interest in above                      (2,145)      (334)   (2,479)
                                      --------   --------  --------
Cash flow after capital expenditures   212,309     33,102  $245,411
                                                           ========
Class A Unit allocation factor             95%         4%
                                      --------   --------
Class A Unit cash flow
 after capital expenditures           $201,694   $  1,324  $203,018
                                      ========   ========  ========
Distributions declared for Class A
 Units                                $100,323             $100,323
                                      ========             ========

Nine Months Ended September 30, 1993

Cash provided by operations           $186,073   $ 80,731  $266,804
Investment in forestlands and roads    (25,613)   (10,495)  (36,108)
IPTO general partners'
 interest in above                      (1,605)      (702)   (2,307)
                                      --------   --------  --------
Cash flow after capital expenditures   158,855     69,534  $228,389
                                                           ========
Class A Unit allocation factor             95%         4%

                                      --------   --------
Class A Unit cash flow
 after capital expenditures           $150,913   $  2,781  $153,694
                                      ========   ========  ========
Distributions declared for Class A
 Units                                $286,106             $286,106
                                      ========             ========

In October, IPT declared a cash distribution of $.72 per Class A Unit for the third calendar quarter of 1994. This distribution is payable on November 15, 1994 to holders of record as of October 31, 1994. In September 1993, IPT declared a special cash distribution of $4.00 per unit, as management believed that existing cash balances plus projected future cash flows would be adequate for capital expenditure, working capital and regular quarterly distribution requirements during the remainder of the Initial Term.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $30 million for 1994.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits

        (27)  Financial Data Schedule

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

                                      IP Timberlands, Ltd.

                                By: IP Forest Resources Company
                                    Managing General Partner
                                         (Registrant)

Date: November 11, 1994          By  /s/ James W. Guedry
                                     James W. Guedry
                                     Vice President and Secretary

Date: November 11, 1994          By  /s/ Frederick L. Bleier
                                     Frederick L. Bleier

                                     Treasurer and Controller
                                     and Chief Financial and
                                     Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.
- -----------
    27       Financial Data Schedule