Form 10-K405
IP TIMBERLANDS LTD
filed 1995-03-31
CIK 761860

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                   FORM 10-K
                         ------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------
FOR FISCAL YEAR ENDED DECEMBER 31, 1994            COMMISSION FILE NUMBER 1-8859
                         ------------------------------

                              IP TIMBERLANDS, LTD.
              (Exact name of Company as specified in its charter)

                 TEXAS                                 13-3259241
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

 TWO MANHATTANVILLE ROAD, PURCHASE, NY                    10577
    (Address of principal executive                    (Zip Code)
               offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                           NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS          WHICH REGISTERED
------------------------   ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /x/


     The aggregate market value of the Class A Depositary Units of the Registrant as of March 27, 1995, held by non-affiliates of the Registrant was $161,490,375, calculated on the basis of the closing price on the Composite
Tape on March 27, 1995. For this computation, the Registrant has excluded the market value of all Class A Depositary Units beneficially owned by International Paper Company, its subsidiaries, and all executive officers and directors of any of them and their associates as a group. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Registrant.

     The number of units outstanding of the Registrant's Class A Depositary Units, as of March 27, 1995:

OUTSTANDING   IN TREASURY
-----------   -----------
46,445,729        -0-

     The following documents are incorporated by reference into the parts of this report indicated below:

1994 ANNUAL REPORT TO UNITHOLDERS
(PP. INSIDE FRONT COVER, 1 AND 9 THROUGH 18)             PARTS I, II, III AND IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Registrant operates through IP Timberlands Operating Company, Ltd., a Texas limited partnership ('IPTO'), in which the Registrant holds a 99% limited partner's interest. IP Forest Resources Company ('IPFR'), a wholly owned subsidiary of International Paper, is the managing general partner of the Registrant and IPTO, and International Paper is the special general partner of both. A further discussion of the Registrant's organization appears on the inside front cover and page 14 of the Annual Report to Unitholders (the 'Annual Report'), which information is incorporated herein by reference.

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

     A discussion of the Registrant's harvest plan is presented on page 9 of the Annual Report, which information is incorporated herein by reference.

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


MARKETING

     Consistent with International Paper's experience prior to the contribution of its forestlands to the Registrant, the Registrant has annually sold forest products from its lands to more than 800 purchasers other than International Paper. No customer accounted for more than 10% of annual revenues for the years 1994 and 1993. In 1992, total revenues included $91 million in sales to a west coast forest products company due principally to bulk sales and forestland sales.

     During 1994, 1993 and 1992, International Paper's facilities consumed approximately 30%, 30% and 27%, respectively, of the logs and wood fiber harvested from the Registrant's forestlands, which represented approximately 10%, 12% and 10%, respectively, of its manufacturing facilities' requirements during such periods. International Paper does not anticipate any change in its policy of relying on the Registrant's forestlands as an important source of raw material for its manufacturing facilities, although it is unable to predict what portion of its requirements will be purchased from the Registrant in the future. In addition to sales to International

Paper for use in its manufacturing facilities, the Registrant sells trees to International Paper that are harvested and resold by International Paper to unaffiliated purchasers as logs, poles or pulpwood.

     Additional information on marketing activities, including related parties and major customers, appears on pages 9, 14 and 15 of the Annual Report, which information is incorporated herein by reference.

ENVIRONMENTAL PROTECTION AND SUSTAINABLE FOREST MANAGEMENT

     Management of the Registrant's forestlands to protect the environment and maintain the health of its forestlands are a continuing commitment of the Registrant. The Registrant expends considerable efforts to comply with regulatory requirements for the use of pesticides, protection of wetlands, and minimization of stream sedimentation and soil erosion. From time to time the Registrant volunteers to, or may be required to, clean up certain dump sites, on its forestlands, created by the general public. Environmental protection and forest management costs and capital expenditures have not been significant and are not expected to be significant in the future.

     In November 1994, International Paper and the Registrant adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

EMPLOYEES

     The Registrant does not have officers or directors. Instead, officers and directors of IPFR perform all management functions for the Registrant. In most respects, the Registrant conducts the business formerly conducted by the Forestlands Division of International Paper. Consequently, the employees of International Paper or its subsidiaries formerly assigned to such division continue to carry out the activities of the Registrant. These employees continue to be employees of International Paper and in some cases are employed solely for the conduct of the Registrant's business.


ITEM 2. PROPERTIES

FORESTLANDS

     Forestlands include approximately 5.4 million acres owned in fee (excluding any interest in underlying minerals) and approximately 541,000 acres held under long-term deeds and leases (terms of three years or longer). These forestlands are located in 14 states in three major regions of the United States. In the Pacific Northwest, forestlands are located in Oregon and Washington, including approximately 309,000 acres owned in fee and approximately 2,700 acres covered by deeds and leases. In the southern and southeastern United States, forestlands are located in seven states, including approximately 3,615,000 acres owned in fee and approximately 535,200 acres held under long-term deeds and leases. In the Northeast, forestlands are located in Maine, New York, Pennsylvania, Vermont and New Hampshire, including approximately 1,466,000 acres owned in fee and approximately 3,300 acres held under long-term deeds and leases. The deeds and leases held by the Registrant generally do not include deeds and leases on government lands in the western United States nor deeds and leases with terms of less than three years, which are generally managed by International Paper in connection with short-term wood procurement for its manufacturing facilities.

CAPITAL INVESTMENTS

     Discussion of the Registrant's capital investments can be found on page 10 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     IPTO and International Paper are parties to two lawsuits involving long-term leases on approximately 210,000 acres of property in Louisiana and Mississippi. The lessors sought to have the two forestland leases terminated and IPTO enjoined from further operation on the land covered by the leases, as well as approximately $52 million in alleged damages, plus alleged statutory and trebling penalties and punitive damages in excess of

$450 million. A jury trial in the Louisiana suit resulted in a verdict in favor of IPTO and International Paper. A subsequent ruling by the trial judge awarded lessors $2.1 million in damages. Appeals are pending.

     Trial in the Mississippi state court case has been stayed while certain issues relating to the exercise of a purchase option by IPTO are arbitrated. IPTO and International Paper plan to vigorously contest the remaining allegations and assert that the lessors are in breach of the original agreement.

     The Registrant is involved in various legal proceedings incidental to its business. While any proceeding or litigation has an element of uncertainty, the Registrant believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The market and cash distribution data on the Registrant's Class A Depositary Units are set forth below and on the inside front cover and page 17 of the Annual Report and are incorporated herein by reference.

     As of March 27, 1995, there were 3,675 holders of record of the Registrant's Class A Depositary Units.

     Set forth below are the market price ranges for each quarter of 1994 and 1993 for the Class A Depositary Units on the New York Stock Exchange Composite Index.

              1994              1993
         ---------------   ---------------
QUARTER   HIGH     LOW      HIGH     LOW
-------  ------   ------   ------   ------
1st....  31 1/8   25 1/8   25 3/8   20 1/2
2nd....  28 1/4   21 1/2   26       23 1/2
3rd....  26       23 3/4   30 1/8   24 3/8
4th....  25 1/2   22 3/8   27 7/8   25 1/4

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for 1994, 1993 and 1992 is set forth on page 1 of the Annual Report and is incorporated herein by reference. Selected financial data for 1991 and 1990 is as follows (in thousands, except per unit data):

                                        1991        1990
                                     ----------   --------
Total Revenues.....................  $  237,448   $195,461
Net Partnership Earnings...........     150,252    106,481
Earnings per Class A Unit..........        3.09       3.01
Distributions per Class A Unit.....        2.88       2.88
Total Assets.......................  $1,040,154   $972,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's review and comments on the consolidated financial statements are set forth on pages 9 and 10 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's consolidated financial statements, the notes thereto and the report of independent public accountants are set forth on pages 11 through 16 and 18 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of IPFR* and their business experiences are as set forth below:

     JOHN A. GEORGES, 64, Chairman and Chief Executive Officer of IPFR since 1985. He has been chairman and chief executive officer of International Paper Company since 1985. He is a director of AK Steel Holding Corporation, International Paper Company, Ryder Systems, Inc., Scitex Corporation Ltd. and Warner-Lambert Company. He is a member of The Business Council and the Policy Committee of the Business Roundtable. He is a Board member of The Business Council of New York State, a member of the Trilateral Commission and the President's Advisory Committee for Trade Policy and Negotiations.

     Director since January 8, 1985.

     **THOMAS C. GRAHAM, 68, Chairman and Chief Executive Officer of AK Steel Holding Corporation and AK Steel Corporation. He was elected to the posts concurrent with the formation of AK Steel Holding Corporation, a publicly held corporation which emerged from the privately-held Armco Steel Company, L.P. in April of 1994. He had been named president and chief executive officer of Armco Steel in June 1992. He was formerly chairman and chief executive officer of Washington Steel Corporation until he assumed his current position in 1992. He was vice chairman--steel and diversified group and executive director of USX Corporation from 1986 to 1991. He joined the former U.S. Steel Corporation as vice chairman and chief operating officer-- steel and related resources in 1983. Prior to that time he served as president and chief executive officer of Jones & Laughlin Steel Corporation. He is a director of Hershey Foods Corporation and International Paper Company.

     Director since April 12, 1994.

     **ARTHUR G. HANSEN, 70, Educational Consultant. He was director of research of the Hudson Institute from 1987 to 1988, chancellor of the Texas A&M University System from 1982 to 1986, president of Purdue University from 1971 to

1982 and president of Georgia Institute of Technology from 1969 to 1971. He is a director of American Electric Power Company, Inc., The Interlake Corporation, International Paper Company and Navistar International Corporation. He is a member of the National Academy of Engineering, a Commissioner of the Indiana Commission for Higher Education and a fellow of the American Association for the Advancement of Science.

     Director since February 1, 1990.

     **JANE C. PFEIFFER, 62, Management Consultant. She is a director of Ashland Oil, Inc., International Paper Company, J.C. Penney Company, Inc. and The Mutual Life Insurance Company of New York. She is a trustee of the Conference Board, The University of Notre Dame, the Overseas Development Council and a member of The Council on Foreign Relations.

     Director since January 13, 1988.

     **ROGER B. SMITH, 69, former Chairman and Chief Executive Officer of General Motors Corporation from 1981 to 1990, when he retired. He is a director of Citicorp, International Paper Company, Johnson & Johnson and PepsiCo, Inc. He is a member of The Business Council and is a trustee of the Michigan Colleges Foundation, Inc. and the Sloan Foundation.

     Director since April 12, 1994.

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

                              AS OF MARCH 31, 1995

               INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD*,
               AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

     EDWARD J. KOBACKER, 56, president since August 1992. He was general manager and group executive of the kraft paper group of International Paper from 1987 to 1992, when he assumed his current position and was elected vice president and general manager--forestlands division of International Paper.

     FREDERICK L. BLEIER, 46, treasurer and controller since July 1993; controller from 1991. He has been sector controller--forest products of International Paper since July 1993. He was director-corporate accounting of International Paper from 1990 to 1993. He joined International Paper as manager-financial reporting in 1988.

ITEM 11. EXECUTIVE COMPENSATION


     The four nonemployee directors of IPFR receive a retainer of $7,000 per year plus a fee of $1,200 for each IPFR Board and committee meeting attended. These fees are paid by IPFR. The Registrant has no employees. All management and services are performed by International Paper on behalf of the Registrant. International Paper pays the personnel used in the Registrant's business, with certain expenses reimbursed to it by the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant knows of no one owning beneficially more than five percent (5%) of the Registrant's Class A Depositary Units except International Paper, which owns approximately eighty-four percent (84%). The following table shows, as of March 27, 1995, the number of Class A Depositary Units in the Registrant beneficially owned (as defined by the Securities and Exchange Commission) or otherwise claimed by current IPFR directors and by all IPFR directors and executive officers as a group (if no name appears, no Class A Depositary Units are owned or claimed).

--------------------------------------------------------------------------------
                                         UNITS            PERCENT OF TOTAL
                                      BENEFICIALLY       CLASS A DEPOSITARY
    NAME OF INDIVIDUAL OR GROUP        OWNED (1)          UNITS OUTSTANDING
--------------------------------------------------------------------------------
A. G. Hansen........................       200       No director or officer owns
J.C. Pfeiffer.......................       300       as much as 1/10 of 1%
All directors and executive officers
as a group..........................       500

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

     The IPFR Charter further provides that in the event International Paper owns, or as a result of certain events would own, less than 50% of either the outstanding Class A Depositary Units or Class B Depositary Units, then (i) International Paper must sell all of the shares of Class B Common Stock to the directors of IPFR, on a pro rata basis, at a price equal to $100.00 per share in cash; (ii) any director who does not purchase his pro rata shares of

------------------
* Officers of IPFR are elected to hold office until the next annual meeting of the board of directors and until election of successors, subject to removal by the board.

Class B Common Stock must resign; and (iii) the directors of IPFR are then required, as soon as practicable but not later than the next annual meeting of stockholders of IPFR, to vote or cause their shares of Class B Common Stock to be voted to elect a Board of Directors of IPFR comprised entirely of persons who are not employees, officers, directors or affiliates of International Paper or of any affiliate of International Paper (other than IPFR). Each director of IPFR is further required to execute a voting trust agreement, pursuant to which the Class B Common Stock will be held and voted, and a stockholders' agreement, pursuant to which transfer of ownership in the Class B Common Stock is restricted to persons who are directors of IPFR. In order to maintain the independence of IPFR's Board of Directors, the IPFR Charter further provides that (i) each director, upon resigning as a director of IPFR, must sell his shares of Class B Common Stock to IPFR, and (ii) each subsequent director elected to replace any director so resigning must similarly purchase shares of Class B Common Stock and enter into the voting trust agreement and stockholders' agreement described above. International Paper believes that the foregoing arrangement for the possible ownership of the Class B Common Stock of IPFR assists in reducing the potential for conflicts of interests should International Paper's ownership of units decrease significantly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A description of certain relationships and related transactions is set forth on pages 14 through 16 of the Annual Report and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

     (13) 1994 Annual Report to Unitholders of the Registrant

     (24) Power of Attorney

     (27) Financial Data Schedule

REPORTS ON FORM 8-K

     A report on Form 8-K was filed January 13, 1995.


FINANCIAL STATEMENT SCHEDULES

     The consolidated balance sheets as of December 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1994, together with the report thereon of Arthur Andersen LLP, dated February 9, 1995, except with respect to the matter discussed in Note 8 of the Notes to consolidated financial statements as to which the date is March 14, 1995, appearing on pages 11 through 16 and 18 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5 through 8, and 13, the Annual Report is not to be deemed filed as part of this report.

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

                                          IP TIMBERLANDS, LTD.

                                          By: IP Forest Resources Company
                                              (as managing general partner)

                                              By:         JAMES W. GUEDRY
                                                 -------------------------------
                                                 JAMES W. GUEDRY, VICE PRESIDENT
                                                          AND SECRETARY
March 31, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  NAME                            TITLE                DATE
----------------------------------------  ----------------------  --------------
            JOHN A. GEORGES               Chairman of the Board,  March 31, 1995
----------------------------------------     Chief Executive
           (JOHN A. GEORGES)               Officer and Director

           THOMAS C. GRAHAM*                     Director         March 31, 1995
----------------------------------------
           (THOMAS C. GRAHAM)

           ARTHUR G. HANSEN*                     Director         March 31, 1995
----------------------------------------
           (ARTHUR G. HANSEN)

           JANE C. PFEIFFER*                     Director         March 31, 1995
----------------------------------------
           (JANE C. PFEIFFER)

            ROGER B. SMITH*                      Director         March 31, 1995
----------------------------------------
            (ROGER B. SMITH)

          FREDERICK L. BLEIER                 Treasurer and       March 31, 1995
----------------------------------------    Controller and Chief
         (FREDERICK L. BLEIER)                Financial and
                                            Accounting Officer
*By         JAMES W. GUEDRY
   -------------------------------------
    (JAMES W. GUEDRY, ATTORNEY-IN-FACT)


                                 EXHIBIT INDEX

Exhibit No.                 Exhibit Descriptions
-----------                 --------------------
   (13)      1994 Annual Report to Unitholders of the Registrant

   (24)      Power of Attorney

   (27)      Financial Data Schedule