Form 10-Q
period 1995-03-31
IP TIMBERLANDS LTD
filed 1995-05-05
CIK 761860

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

- --------------------------------------------------------------------------------


                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995                  Commission file number: 1-8859


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

                              Yes   X         No
                                   ---            ---

      Class A Depositary Units outstanding on April 28, 1995:  46,445,729

                             IP TIMBERLANDS, Ltd.

                                     INDEX


                                                                   Page No.
                                                                   --------
PART I.      Financial Information

Item 1.      Financial Statements                                      3

             Consolidated Statement of Earnings -
             Three Months Ended March 31, 1995 and 1994                4

             Consolidated Balance Sheet -
             March 31, 1995 and December 31, 1994                      5

             Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1995 and 1994                6

             Notes to Consolidated Financial Statements              7 - 9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations          10 - 12


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

PART 1. Financial Information

ITEM 1. Financial Statements


The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of March 31, 1995, and the results of operations for the quarter ended March 31, 1995. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1994, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                             IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands - except per unit data)
                                  (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                              ------------------------
                                               1995             1994
                                             --------        ---------
Revenues
Stumpage sales
  International Paper                        $ 52,569        $  47,502
  Unaffiliated parties                         28,276           34,396
Forestland sales                                   59           26,583
Other income, net                               1,363            1,098
                                             --------        ---------
  Total revenues                               82,267          109,579
                                             --------        ---------

Operating Costs and Expenses
Depletion
  International Paper                           3,230            2,766
  Unaffiliated parties                          2,765            3,030
Cost of forestlands sold                           47            4,508
Amortization of roads                             535              539
Forest operations                               9,754            9,232
General and administrative                      5,391            5,187
Property and severance taxes                    3,793            4,412
                                             --------        ---------

  Total operating costs and expenses           25,515           29,674
                                             --------        ---------

Operating Earnings                             56,752           79,905

Interest Income                                 7,005            2,820

General Partners' Interest in IPTO               (637)            (827)
                                             --------        ---------

Net Partnership Earnings                     $ 63,120        $  81,898
                                             ========        =========

Earnings per Class A Unit (Note 5)           $   1.36        $    1.49
                                             ========        =========


The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)


                                             March 31,          December 31,
                                               1995                1994
                                            -----------        ------------
Assets

Current Assets
  Cash and temporary investments            $    7,105         $    7,922
  Notes receivable - International Paper       256,996            430,146
  Due from International Paper                  10,806              3,328
  Accounts and notes receivable                  6,531              8,716
                                            -----------        ------------

  Total current assets                         281,438            450,112

Notes Receivable                                   998              1,174
Forestlands                                    739,737            739,136
Roads, net of accumulated amortization of
     $48,039(1995) and $47,504(1994)            35,920             36,097
                                            -----------        ------------
Total Assets                                $1,058,093         $1,226,519
                                            ===========        ============


Liabilities and Partners' Capital

Current Liabilities
  Accounts payable and accrued liabilities  $      410         $      354
  Accrued property and severance taxes           6,225              5,868
  Customer advance payments                      5,287              4,658
                                            -----------        ------------

  Total current liabilities                     11,922             10,880

Lease Obligations                                1,311              1,443

General Partners' Interest in IPTO              32,913             34,607

Partners' Capital
  General partners                              31,974             33,651
  Limited partners                             979,973          1,145,938
                                            -----------        ------------

Total Liabilities and Partners' Capital     $1,058,093         $1,226,519
                                            ===========        ============


The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1995            1994
                                                       --------        --------

Operating Activities
Net Partnership earnings                              $  63,120       $  81,898
Noncash items
  Depletion                                               5,995           5,796
  Cost of forestlands sold                                   47           4,508
  Amortization of roads                                     535             539
  Other, net                                                337             519
Changes in current assets and liabilities
  Accounts and notes receivable                           2,361          11,083
  Due from International Paper                           (7,478)        (14,664)
  Customer advance payments                                 629           1,239
  Other, net                                                280           1,066
                                                       --------        --------
  Cash provided by operations                            65,826          91,984
                                                       --------        --------
Investment Activities
Investment in forestlands and roads                      (6,700)         (9,008)
Loans to International Paper                            (41,570)       (101,685)
Repayment of loans by International Paper               214,720          55,300
                                                       --------        --------
  Cash provided by (used for) investment activities     166,450         (55,393)
                                                       --------        --------
Financing Activities
Distributions to partners of IPT and IPTO              (233,093)        (35,557)
                                                       --------        --------

Change in Cash and Temporary Investments                   (817)          1,034

Cash and Temporary Investments
  Beginning of the period                                 7,922           6,782
                                                       --------        --------

  End of the period                                   $   7,105       $   7,816
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

2.        Transactions with International Paper

          The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended March 31, 1995 and 1994 were $2.3 million for each period. The interim period charges are based upon estimates of the total charges for the year.

          Interest income from notes receivable from International Paper for the quarters ended March 31, 1995 and 1994 was $6.8 and $2.5 million, respectively. The increase in interest income in 1995 was due to higher interest rates and loan balances.

3.  Temporary Investments

          Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost.
          Temporary investments were $6.5 million at both March 31, 1995 and December 31, 1994.

4.        Receivables


          The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                     March 31,     December 31,
                                                       1995            1994
                                                     ---------     ------------
                                                           (In thousands)

           Notes receivable - trade                   $5,562           $7,487
           Accounts receivable - trade                   568              609
           Accrued interest and other receivables        401              620
                                                     ---------     ------------

                                                      $6,531           $8,716
                                                     =========     ============


5.        Computation of Earnings Per Class A Unit

          The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                               1995        1994
                                                            --------     -------
          Allocation to Primary Account                    $  66,771    $ 72,471
          Allocation to Secondary Account                     (3,651)      9,427
                                                            --------     -------

          Net Partnership Earnings                            63,120      81,898
                                                            --------     -------

          95% of the Primary Account\1\                       63,432      68,848
          4% of the Secondary Account\1\                        (146)        377
                                                            --------     -------

          Earnings Allocated to Class A Limited Partners   $  63,286    $ 69,225
                                                            ========     =======

          Weighted Average Class A Units Outstanding          46,446      46,446
                                                            ========     =======

          Earnings Per Class A Unit                        $    1.36    $   1.49
                                                            ========     =======


          \1\ Class B units are allocated 4% of Primary Account and 95% of
              Secondary  Account earnings.  The general partners are allocated

              1% of each account.

6.     Partners' Capital

       The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                     Partners' Capital
                                              ---------------------------------
                                               General    Limited
                                              Partners    Partners     Total
                                              --------  -----------  ----------

       Three Months Ended March 31, 1995
       Balance - January 1, 1995              $ 33,651  $ 1,145,938  $1,179,589
       Net earnings for the period                 631       62,489      63,120
       Partner distributions                    (2,308)    (228,454)   (230,762)
                                              --------  -----------  ----------

       Balance - March 31, 1995               $ 31,974  $   979,973  $1,011,947
                                              ========  ===========  ==========


       Three Months Ended March 31, 1994
       Balance - January 1, 1994              $ 32,321  $ 1,014,323  $1,046,644
       Net earnings for the period                 819       81,079      81,898
       Partner distributions                      (352)     (34,849)    (35,201)
                                              --------  -----------  ----------

       Balance - March 31, 1994              $  32,788   $1,060,553  $1,093,341
                                              ========  ===========  ==========



       The authorized and outstanding Class A and B Depositary Units at March 31, 1995 and 1994, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

                           Class A Depositary Units Outstanding
                           ------------------------------------       Class B
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total Partnership revenues for the first quarter of 1995 were $82.3 million, down 25% from 1994 first quarter revenues of $109.6 million. Revenues from stumpage sales were $80.8 million in the first quarter of 1995, as compared with $81.9 million in the first quarter of 1994. Net Partnership earnings were $63.1 million, compared with $81.9 million in 1994. Both harvest volumes and overall average prices were comparable in both periods. The decline in total revenues and earnings was due to lower forestland sales.

In the South, 11% higher average prices and an 8% increase in harvest volumes led to stumpage sales revenues 20% above 1994 levels. Low customer inventories combined with poor weather conditions to keep demand and pricing for Partnership stumpage strong in this region. In the West, revenues from stumpage sales were 34% lower than in 1994. Harvest volumes were 32% below prior year totals due to exceptionally wet weather conditions and high customer inventories. Export sales were weak as customers resisted higher prices. In the Northeast, although total harvest volumes were flat, an increased mix of higher value sawlogs resulted in a 24% increase in stumpage sales revenues.

Forestland sales are made when current market values for selected nonstrategic tracts exceed the values expected from future operations, and thus vary from period to period. The Partnership recorded no significant forestland sales in the first quarter of 1995. Forestland sales totaled $26.6 million in the 1994 quarter.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                              Three Months Ended March 31,
                              ----------------------------
                                  1995              1994
Stumpage Sales                  -------           -------
  Primary Account               $80,819           $81,898
  Secondary Account                  26               -
                                -------           -------
                                $80,845           $81,898
                                =======           =======
Forestland Sales
  Primary Account               $     5           $12,096
  Secondary Account                  54            14,487
                                -------           -------
                                $    59           $26,583
                                =======           =======

Operating Costs and Expenses

  Primary Account               $19,270           $22,921
  Secondary Account               6,245             6,753
                                -------           -------
                                $25,515           $29,674
                                =======           =======


Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):

                                         Three Months Ended March 31,
                                         ----------------------------
                                              1995          1994
                                              ----          ----
Used by International Paper facilities         314           223
Resold by International Paper                  156           190
Sold to unaffiliated parties                   398           441
                                              ----          ----
                                               868           854
                                              ====          ====


Liquidity and Capital Resources

IPT had cash and temporary investments of $7.1 million, an intercompany account receivable from International Paper of $10.8 million and notes receivable from International Paper of $257.0 million at March 31, 1995, giving the Partnership $274.9 million in liquid assets. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                   March 31,        December 31,
                                     1995              1994
                                   ---------        ------------
Cash, temporary investments
   and current receivables from
   International Paper
    Primary Account                $ 164,635         $ 313,742
    Secondary Account                110,272           124,326
                                   ---------        ------------

                                   $ 274,907         $ 438,068
                                   =========        ============

Total per Class A Unit             $    3.46         $    6.52
                                   =========        ============



The decrease in Primary Account liquid assets reflects the payment of a $4.00 per Class A Unit special distribution on March 31, 1995.

In addition, current assets at March 31, 1995 and December 31, 1994, included $1.0 million and $1.2 million of accounts receivable, respectively, and $5.5 million and $7.5 million of notes receivable, respectively, from parties other than International Paper, due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                              Primary   Secondary       IPT
                                              Account     Account      Total
                                             --------   ---------   --------
Three Months Ended March 31, 1995
Cash provided by operations                  $ 73,511    $ (7,685)  $ 65,826
Investment in forestlands and roads            (2,855)     (3,845)    (6,700)
IPTO general partners' interest in above         (707)        115       (592)
                                             --------   ---------   --------

Cash flow after capital expenditures           69,949     (11,415)  $ 58,534
Class A Unit allocation factor                    95%          4%   ========
                                             --------   ---------

Class A Unit cash flow
  after capital expenditures                 $ 66,452    $   (457)  $ 65,995
                                             ========   =========   ========

Distributions declared for Class A Units     $219,224               $219,224
                                             ========               ========

Three Months Ended March 31, 1994
Cash provided by operations                  $ 84,271    $  7,713   $ 91,984
Investment in forestlands and roads            (6,044)     (2,964)    (9,008)
IPTO general partners' interest in above         (782)        (48)      (830)
                                             --------   ---------   --------

Cash flow after capital expenditures           77,445       4,701   $ 82,146
Class A Unit allocation factor                    95%          4%   ========
                                             --------   ---------
Class A Unit cash flow
  after capital expenditures                $  73,573    $    188   $ 73,761
                                             ========   =========   ========

Distributions declared for Class A Units    $  33,441               $ 33,441
                                             ========               ========


On March 31, 1995, IPT paid a $4.00 per Class A Depositary Unit special distribution. The payment of this distribution was the result of management's evaluation that remaining cash balances and projected future cash flows would be adequate for future asset acquisition and operating requirements.

In April, IPT declared a cash distribution of $.72 per Class A Unit for the first calendar quarter of 1995. This distribution is payable on May 15, 1995 to holders of record as of April 28, 1995.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $44 million for 1995.

Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits

        (3)  Bylaws, as amended April 11, 1995.

        (27) Financial Data Schedule

  (b)   A Current Report on Form 8-K was filed January 13, 1995

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

                           IP Timberlands, Ltd.
                           By:  IP Forest Resources Company
                           Managing General Partner
                                (Registrant)




Date:    May 5, 1995                    By: /s/ James W. Guedry
                                            ----------------------------
                                            James W. Guedry
                                            Vice President and Secretary






Date:    May 5, 1995                   By: /s/Frederick L. Bleier
                                           ------------------------
                                           Frederick L. Bleier
                                           Treasurer and Controller
                                           and Chief Financial and
                                           Accounting Officer