Form 10-Q
period 1995-06-30
IP TIMBERLANDS LTD
filed 1995-08-14
CIK 761860

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

------------------------------------------------------------------------------

                               FORM 10-Q

              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995              Commission file number: 1-8859


                         IP TIMBERLANDS, Ltd.
        (Exact name of registrant as specified in its charter)


     Texas                                                   13 3259241
     (State or other jurisdiction of                        (I.R.S.Employer
     incorporation or organization)                         Identification No.)

     Two Manhattanville Road, Purchase, NY                   10577
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

                              Yes   X    No _____

         Class A Depositary Units outstanding on July 31, 1995: 46,445,729

                         IP TIMBERLANDS, Ltd.

                                 INDEX
                                                              Page No.
                                                              --------
PART I.      Financial Information

Item 1.      Financial Statements                                 3

             Consolidated Statement of Earnings -                 4
             Three Months and Six Months Ended
             June 30, 1995 and 1994


             Consolidated Balance Sheet -                         5
             June 30, 1995 and December 31, 1994

             Consolidated Statement of Cash Flows -               6
             Six Months Ended June 30, 1995 and 1994

             Notes to Consolidated Financial Statements         7 - 9

Item 2.      Management's Discussion and Analysis of           10 - 12
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

PART I. Financial Information


ITEM 1. Financial Statements


The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of June 30, 1995, and the results of operations for the quarter and six months ended June 30, 1995. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1994, which has been previously filed with the Commission.


The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                         IP TIMBERLANDS, Ltd.

                  CONSOLIDATED STATEMENT OF EARNINGS
                 (In thousands - except per unit data)
                              (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                          -----------------------          ---------------------
                                                           1995             1994            1995           1994
                                                          ------           ------          ------         ------
Revenues
Stumpage sales
  International Paper                                $      46,363     $     40,811    $    98,932     $   88,313
  Unaffiliated parties                                      21,756           23,101         50,032         57,497
Forestland sales                                               869           22,209            928         48,792
Other income, net                                            3,944            2,869          5,307          3,967
                                                     -------------     ------------    -----------     ----------
  Total revenues                                            72,932           88,990        155,199        198,569
                                                     -------------     ------------    -----------     ----------
Operating Costs and Expenses
Depletion
  International Paper                                        2,835            2,250          6,065          5,016
  Unaffiliated parties                                       2,757            2,849          5,522          5,879
Cost of forestlands sold                                        37            1,313             84          5,821
Amortization of roads                                          539              519          1,074          1,058
Forest operations                                           10,769            9,729         20,523         18,961
General and administrative                                   5,323            5,026         10,714         10,213
Property and severance taxes                                 3,839            4,253          7,632          8,665
                                                     -------------     ------------    -----------     ----------
  Total operating costs and expenses                        26,099           25,939         51,614         55,613
                                                     -------------     ------------    -----------     ----------
Operating Earnings                                          46,833           63,051        103,585        142,956

Interest Income                                              4,241            3,717         11,246          6,537

General Partners' Interest in IPTO                            (511)            (668)        (1,148)        (1,495)
                                                     -------------     ------------    -----------     ----------
Net Partnership Earnings                             $      50,563     $     66,100    $   113,683     $  147,998
                                                     =============     ============    ===========     ==========
Earnings per Class A Unit (Note 5)                   $        1.27     $       1.09    $      2.63     $     2.58
                                                     =============     ============    ===========     ==========

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)

                                                 June 30,         December 31,
                                                   1995              1994
                                             -------------       -------------
Assets

Current Assets
  Cash and temporary investments             $      12,174        $      7,922
  Notes receivable - International Paper           274,831             430,146
  Due from International Paper                       6,065               3,328
  Accounts and notes receivable                      4,540               8,716
                                             -------------        ------------
  Total current assets                             297,610             450,112

Notes Receivable                                       981               1,174
Forestlands                                        741,618             739,136
Roads, net of accumulated amortization of
     $48,578(1995) and $47,504(1994)                35,833              36,097
                                             -------------        ------------
Total Assets                                 $   1,076,042        $  1,226,519
                                             =============        ============

Liabilities and Partners' Capital

Current Liabilities
  Accounts payable and accrued liabilities   $         357        $        354
  Accrued property and severance taxes               8,700               5,868
  Customer advance payments                          5,302               4,658
                                             -------------        ------------
  Total current liabilities                         14,359              10,880

Lease Obligations                                    1,304               1,443

General Partners' Interest in IPTO                  33,069              34,607

Partners' Capital
  General partners                                  32,128              33,651
  Limited partners                                 995,182           1,145,938
                                             -------------        ------------
Total Liabilities and Partners' Capital      $   1,076,042        $  1,226,519
                                             =============        ============

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                          1995          1994
                                                         ------        ------
Operating Activities
Net Partnership earnings                             $  113,683    $  147,998
Noncash items
  Depletion                                              11,587        10,895
  Cost of forestlands sold                                   84         5,821
  Amortization of roads                                   1,074         1,058
  Other, net                                              1,011         1,434
Changes in current assets and liabilities
  Accounts and notes receivable                           4,369        13,800
  Due from International Paper                           (2,737)      (13,445)
  Customer advance payments                                 644         1,913
  Other, net                                              2,697         3,102
                                                     ----------    ----------
  Cash provided by operations                           132,412       172,576
                                                     ----------    ----------
Investment Activities
Investment in forestlands and roads                     (14,826)      (18,463)
Loans to International Paper                            (99,970)     (172,396)
Repayment of loans by International Paper               255,285        93,840
                                                     ----------    ----------
  Cash provided by (used for) investment activities     140,489       (97,019)
                                                     ----------    ----------
Financing Activities
Distributions to partners of IPT and IPTO              (268,649)      (71,113)
                                                     ----------    ----------
Change in Cash and Temporary Investments                  4,252         4,444

Cash and Temporary Investments
  Beginning of the period                                 7,922         6,782
                                                     ----------    ----------
  End of the period                                  $   12,174    $   11,226
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

2.       Transactions with International Paper

         The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended June 30, 1995 and 1994 were $2.3 million for both quarters and for the six-month periods ended June 30, 1995 and 1994 were $ 4.6 million for both periods. The interim period charges are based upon estimates of the total charges for the year.

         Interest income from notes receivable from International Paper for the quarters ended June 30, 1995 and 1994 was $ 4.1 and $ 3.5 million, respectively, and for the six-month periods ended June 30, 1995 and 1994 was $ 10.9 and $ 5.9 million, respectively. The increase in interest income was due to higher interest rates and loan balances.

3.       Temporary Investments

         Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at June 30, 1995 and December 31, 1994 were $ .5 and $ 6.5 million, respectively.

4.       Receivables

         The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.
                                                     June 30,    December 31,
                                                       1995         1994
                                                  -----------   ----------

                                                          (In thousands)

         Notes receivable - trade                 $     4,086   $    7,487
         Accounts receivable - trade                      143          609
         Accrued interest and other receivables           311          620
                                                  -----------   ----------
                                                  $     4,540   $    8,716
                                                  ===========   ==========
5.       Computation of Earnings Per Class A Unit

         The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                                         Three                        Six Months
                                                      Months Ended                       Ended
                                                        June 30,                         June 30,
                                              -------------------------      --------------------------
                                                  1995           1994            1995            1994
                                              ---------       ---------      ---------        ---------
         Allocation to Primary Account        $  62,539       $  52,783      $ 129,310        $ 125,254
         Allocation to Secondary Account        (11,976)         13,317        (15,627)          22,744
                                              ---------       ---------      ---------        ---------
         Net Partnership Earnings                50,563          66,100        113,683          147,998
                                              ---------       ---------      ---------        ---------
         95% of the Primary Account/1/           59,412          50,143        122,844          118,991
         4% of the Secondary Account/1/            (479)            533           (625)             910
                                              ---------       ---------      ---------        ---------
         Earnings Allocated to
          Class A Limited Partners            $  58,933       $  50,676      $ 122,219        $ 119,901
                                              =========       =========      =========        =========
         Weighted Average Class A
          Units Outstanding                      46,446          46,446         46,446           46,446
                                              =========       =========      =========        =========
         Earnings Per Class A Unit            $    1.27       $    1.09      $    2.63       $     2.58
                                              =========       =========      =========        =========

         /1/ Class B units are allocated 4% of Primary Account and 95% of
             Secondary Account earnings. The general partners are allocated 1% of each account.

         Partnership earnings allocated to the Secondary Account included $20.0 million for the three months ended June 30, 1994, and $31.4 million for the six months ended June 30, 1994, generated by forestland sales. Forestland sales in 1995 were minimal.

6.       Partners' Capital

         The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                                             Partners' Capital
                                                           ---------------------------------------------------
                                                              General           Limited
                                                             Partners          Partners            Total
                                                           ------------     --------------     ---------------
         Six Months Ended June 30, 1995
         Balance - January 1, 1995                         $     33,651     $    1,145,938     $     1,179,589
         Net earnings for the period                              1,137            112,546             113,683
         Partner distributions                                   (2,660)          (263,302)           (265,962)
                                                           ------------     --------------     ---------------
         Balance - June 30, 1995                           $     32,128     $      995,182     $     1,027,310
                                                           ============     ==============     ===============

         Six Months Ended June 30, 1994
         Balance - January 1, 1994                         $     32,321     $    1,014,323     $     1,046,644
         Net earnings for the period                              1,480            146,518             147,998
         Partner distributions                                     (704)           (69,699)            (70,403)
                                                           ------------     --------------     ---------------
         Balance - June 30, 1994                           $     33,097     $    1,091,142     $     1,124,239
                                                           ============     ==============     ===============

         The authorized and outstanding Class A and B Depositary Units at June 30, 1995 and 1994, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

                                          Class A Depositary Units Outstanding
                                       ------------------------------------------
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total Partnership revenues for the second quarter of 1995 were $72.9 million, down 18% from 1994 second quarter revenues of $88.9 million due to a $21.3 million decline in forestland sales. Revenues from stumpage sales were $68.1 million in the second quarter of 1995, up from $63.9 million in the second quarter of 1994, reflecting harvest volumes that were 15% higher than prior year levels. Overall average prices for the period were 8% lower than in 1994. Net Partnership earnings were $50.5 million, compared with $66.1 million in 1994.

In the South, a 19% increase in harvest volumes offset slightly lower average prices to produce stumpage sales revenues 13% above 1994 levels. The decline in average prices was attributable to a higher percentage of pulpwood in the harvest volumes. In the West, a 6% decline in average prices and a 2% decline in harvest volumes led to an 8% drop in stumpage sales revenues. The decline in prices reflects a higher mix of lower-grade sawlogs and weaker domestic lumber markets in the 1995 second quarter. In the Northeast, stumpage sales revenues were 25% above the 1994 amounts. Harvest volumes increased 7% compared with prior year levels as a result of better logging conditions during the spring thaw. Prices averaged 17% higher than second quarter 1994, due to higher pulpwood and sawlog prices early in the quarter, but declined steadily as the quarter progressed.

Forestland sales, which are made when current market values for selected nonstrategic tracts exceed the values expected from future operations (and thus vary from period to period), were minimal in the 1995 second quarter. Forestland sales totaled $22.2 million in the 1994 second quarter.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                                  Three Months Ended                  Six Months Ended
                                                        June 30,                          June 30,
                                              ---------------------------      ------------------------------
                                                  1995            1994             1995              1994
                                              -----------      ----------      ------------      ------------
Stumpage Sales
  Primary Account                             $    68,118      $   63,912      $    148,937      $    145,810
  Secondary Account                                     1               -                27                 -
                                              -----------      ----------      ------------      ------------
                                              $    68,119      $   63,912      $    148,964      $    145,810
                                              ===========      ==========      ============      ============
Forestland Sales
  Primary Account                             $       628      $    1,147      $        633      $     13,243
  Secondary Account                                   241          21,062               295            35,549
                                              -----------      ----------      ------------      ------------

                                              $       869      $   22,209      $        928      $     48,792
                                              ===========      ==========      ============      ============
Operating Costs and Expenses
  Primary Account                             $    16,967     $   16,444       $     36,237      $     39,365
  Secondary Account                                 9,132          9,495             15,377            16,248
                                              -----------      ----------      ------------      ------------
                                              $    26,099     $   25,939       $     51,614      $     55,613
                                              ===========      ==========      ============      ============

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):


                                            Three Months        Six Months
                                                Ended             Ended
                                               June 30,          June 30,
                                           ------------       --------------
                                           1995    1994       1995      1994
                                           ----    ----       ----      ----
Used by International Paper facilities      255     212        569       435
Resold by International Paper               122     125        278       315
Sold to unaffiliated parties                362     303        760       744
                                           ----    ----       ----      ----
                                            739     640      1,607     1,494
                                           ====    ====      =====     =====

The business outlook for the remainder of 1995 is generally favorable, although some further softening of stumpage prices is expected in all three of the Partnership's operating areas due to sluggish lumber and panel markets and weaker export demand.

Liquidity and Capital Resources

IPT had cash and temporary investments of $12 million, an intercompany account receivable from International Paper of $6 million and notes receivable from International Paper of $275 million at June 30, 1995, giving the Partnership $293 million in liquid assets. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):


                                   June 30,             December 31,
                                     1995                   1994
                                 -----------            ------------
Cash, temporary investments
  and current receivables from
  International Paper

    Primary Account              $  198,144             $  313,742
    Secondary Account                94,926                124,326
                                 ----------             ----------
                                 $  293,070             $  438,068
                                 ==========             ==========
Total per Class A Unit           $     4.13             $     6.52
                                 ==========             ==========

The decrease in Primary Account liquid assets reflects the payment of a $4.00 per Class A Unit special distribution on March 31, 1995.

In addition, current assets at June 30, 1995 and December 31, 1994, included $.4 million and $1.2 million of accounts receivable, respectively, and $4.1 million and $7.5 million of notes receivable, respectively, from parties other than International Paper, due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                                                Primary         Secondary           IPT
                                                                Account          Account           Total
                                                            --------------    ------------     -------------
Six Months Ended June 30, 1995
Cash provided by operations                                 $      142,631    $    (10,219)    $     132,412
Investment in forestlands and roads                                 (4,698)        (10,128)          (14,826)
IPTO general partners' interest in above                            (1,379)            203            (1,176)
                                                            --------------    ------------     -------------
Cash flow after capital expenditures                               136,554         (20,144)    $     116,410
                                                                                               =============
Class A Unit allocation factor                                         95%               4%
                                                            --------------    ------------
Class A Unit cash flow
  after capital expenditures                                $      129,726    $       (806)    $     128,920
                                                            ==============    ============     =============
Distributions declared for Class A Units                    $      252,665                     $     252,665
                                                            ==============                     =============
Six Months Ended June 30, 1994
Cash provided by operations                                 $      148,730    $     23,846     $     172,576
Investment in forestlands and roads                                (10,042)         (8,421)          (18,463)
IPTO general partners' interest in above                            (1,387)           (154)           (1,541)
                                                            --------------    ------------     -------------
Cash flow after capital expenditures                               137,301          15,271     $     152,572
                                                                                               =============
Class A Unit allocation factor                                         95%              4%
                                                            --------------    ------------
Class A Unit cash flow
  after capital expenditures                                $      130,436    $        611     $     131,047
                                                            ==============    ============     =============

Distributions declared for Class A Units                    $       66,882                     $      66,882
                                                            ==============                     =============

In July, IPT declared a cash distribution of $.72 per Class A Unit for the second calendar quarter of 1995. This distribution is payable on August 15, 1995 to holders of record as of July 31, 1995. In March 1995, IPT declared a special cash distribution of $4.00 per unit, based on management's evaluation that existing cash balances plus projected future cash flows would be adequate for capital expenditure, working capital and regular quarterly distribution requirements during the remainder of the Initial Term.

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

                                            IP Timberlands, Ltd.
                                            By:  IP Forest Resources Company
                                            Managing General Partner
                                                    (Registrant)




Date:  August 11, 1995              By:             /s/ James W. Guedry
                                                    -------------------
                                                    James W. Guedry
                                                    Vice President and Secretary


Date:  August 11, 1995              By:             /s/ Frederick L. Bleier
                                                    -----------------------
                                                    Frederick L. Bleier
                                                    Treasurer and Controller
                                                    and Chief Financial and
                                                    Accounting Officer