Form 10-Q
period 1995-09-30
IP TIMBERLANDS LTD
filed 1995-11-03
CIK 761860

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995              Commission file number: 1-8859

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

                               Yes   X     No ____

     Class A Depositary Units outstanding on October 31, 1995:  46,445,729

                             IP TIMBERLANDS, Ltd.

                                     INDEX
                                                                   Page No.
                                                                   --------
PART I.     Financial Information

Item 1.     Financial Statements                                       3

            Consolidated Statement of Earnings -                       4
            Three Months and Nine Months Ended
            September 30, 1995 and 1994

            Consolidated Balance Sheet -
            September 30, 1995 and December 31, 1994                   5

            Consolidated Statement of Cash Flows -                     6
            Nine Months Ended September 30, 1995 and 1994

            Notes to Consolidated Financial Statements               7 - 9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations           10 - 12

PART II.    Other Information

Item 1.     Legal Proceedings                                         13

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

PART I. Financial Information

ITEM 1. Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Registrant as of September 30, 1995, and the results of operations for the quarter and nine months ended September 30, 1995. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1994, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                             IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands - except per unit data)
                                  (Unaudited)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              ----------------------    ----------------------
                                1995         1994          1995         1994
                              --------     --------     ---------    ---------
Revenues
Stumpage sales
  International Paper         $ 49,508     $ 44,574     $ 148,440    $ 132,887
  Unaffiliated parties          24,781       26,758        74,813       84,255
Forestland sales                   250       19,182         1,178       67,975
Other income, net                7,698        7,929        13,005       11,895
                              --------     --------     ---------    ---------
  Total revenues                82,237       98,443       237,436      297,012
                              --------     --------     ---------    ---------

Operating Costs and Expenses
Depletion
  International Paper            3,243        2,992         9,308        8,009
  Unaffiliated parties           3,550        2,436         9,072        8,315
Cost of forestlands sold            17        4,143           101        9,964
Amortization of roads              528          521         1,602        1,579
Forest operations               11,488       11,190        32,011       30,151
General and administrative       5,165        4,969        15,879       15,181
Property and severance taxes     3,871        4,168        11,503       12,833
                              --------     --------     ---------    ---------
  Total operating costs and
     expenses                   27,862       30,419        79,476       86,032
                              --------     --------     ---------    ---------

Operating Earnings              54,375       68,024       157,960      210,980

Interest Income                  4,440        5,070        15,686       11,607

General Partners' Interest
  in IPTO                         (588)        (731)       (1,736)      (2,226)
                              --------     --------     ---------    ---------
Net Partnership Earnings      $ 58,227     $ 72,363     $ 171,910    $ 220,361
                              ========     ========     =========    =========

Earnings Per Class A Unit
  (Note 5)                    $   1.33     $   1.47     $    3.96    $    4.05
                              ========     ========     =========    =========

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)

                                           September 30,     December 31,
                                               1995              1994
                                           -------------     ------------
Assets

Current Assets
  Cash and temporary investments            $     7,792      $     7,922
  Notes receivable - International Paper        300,451          430,146
  Due from International Paper                    7,469            3,328
  Accounts and notes receivable                   3,006            8,716
                                            -----------      -----------
  Total current assets                          318,718          450,112

Notes Receivable                                    798            1,174
Forestlands                                     740,934          739,136
Roads, net of accumulated amortization of
     $49,106 (1995) and $47,504 (1994)           36,846           36,097
                                            -----------      -----------
Total Assets                                $ 1,097,296      $ 1,226,519
                                            ===========      ===========

Liabilities and Partners' Capital

Current Liabilities
  Accounts payable and accrued liabilities  $       377      $       354
  Accrued property and severance taxes            8,543            5,868
  Customer advance payments                       3,502            4,658
                                            -----------      -----------
  Total current liabilities                      12,422           10,880

Lease Obligations                                 1,237            1,443

General Partners' Interest in IPTO               33,301           34,607

Partners' Capital
  General partners                               32,358           33,651
  Limited partners                            1,017,978        1,145,938
                                            -----------      -----------
Total Liabilities and Partners' Capital     $ 1,097,296      $ 1,226,519
                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                         1995          1994
                                                      ---------     ---------
Operating Activities
Net Partnership earnings                              $ 171,910     $ 220,361
Noncash items
  Depletion                                              18,380        16,324
  Cost of forestlands sold                                  101         9,964
  Amortization of roads                                   1,602         1,579
  Other, net                                                981         2,294
Changes in current assets and liabilities
  Accounts and notes receivable                           6,086        26,941
  Due from International Paper                           (4,141)      (10,858)
  Customer advance payments                              (1,156)        1,381
  Other, net                                              2,492         2,147
                                                      ---------      --------
  Cash provided by operations                           196,255       270,133
                                                      ---------      --------

Investment Activities
Investment in forestlands and roads                     (21,874)      (22,243)
Loans to International Paper                           (172,757)     (266,571)
Repayment of loans by International Paper               302,452       126,540
                                                      ---------      --------
  Cash provided by (used for) investment activities     107,821      (162,274)
                                                      ---------      --------

Financing Activities
Distributions to partners of IPT and IPTO              (304,206)     (106,670)
                                                      ---------      --------

Change in Cash and Temporary Investments                   (130)        1,189

Cash and Temporary Investments
  Beginning of the period                                 7,922         6,782
                                                      ---------      --------

  End of the period                                   $   7,792      $  7,971
                                                      =========      ========

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

2.      Transactions with International Paper

        The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended September 30, 1995 and 1994 were $ 2.3 million for both quarters and for the nine-month periods ended September 30, 1995 and 1994 were $7.0 million for both periods. The interim period charges are based upon estimates of the total charges for the year.

        Interest income from notes receivable from International Paper for the quarters ended September 30, 1995 and 1994 was $ 4.3 and $ 4.7 million, respectively, and for the nine-month periods ended September 30, 1995 and 1994 was $ 15.2 and $ 10.6 million, respectively. The increase in interest income for the nine-month period was due to higher interest rates and loan balances.

3.      Temporary Investments

        Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at September 30, 1995 and December 31, 1994 were $ 6.5 million for both periods.

4.      Receivables

        The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                  September 30,    December 31,
                                                      1995            1994
                                                  -------------    ------------
                                                         (In thousands)

        Notes receivable - trade                  $       2,197    $      7,487
        Accounts receivable - trade                         548             609
        Accrued interest and other receivables              261             620
                                                  -------------    ------------
                                                  $       3,006    $      8,716
                                                  =============    ============

5.      Computation of Earnings Per Class A Unit

        The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                             Three Months        Nine Months
                                                 Ended              Ended
                                             September 30,      September 30,
                                           ----------------  ------------------
                                             1995     1994     1995      1994
                                           -------  -------  --------  --------
          Allocation to Primary Account    $65,295  $71,621  $194,605  $196,875
          Allocation to Secondary Account   (7,068)     742   (22,695)   23,486
                                           -------  -------  --------  --------
          Net Partnership Earnings          58,227   72,363   171,910   220,361
                                           -------  -------  --------  --------
           95% of the Primary Account(1)    62,030   68,040   184,875   187,031
           4% of the Secondary Account(1)     (283)      30      (908)      940
                                           -------  -------  --------  --------
          Earnings Allocated to
           Class A Limited Partners        $61,747  $68,070  $183,967  $187,971
                                           =======  =======  ========  ========
          Weighted Average Class A
           Units Outstanding                46,446   46,446    46,446    46,446
                                           =======  =======  ========  ========

          Earnings Per Class A Unit        $  1.33  $  1.47  $   3.96  $   4.05
                                           =======  =======  ========  ========

          (1) Class B units are allocated 4% of Primary Account and 95% of Secondary Account earnings. The general partners are allocated 1% of each account.

        Partnership earnings allocated to the Secondary Account included $ 5.0 million for the three months ended September 30, 1994, and $ 36.4 million for the nine months ended September 30, 1994, generated by forestlands sales. Forestland sales in 1995 were minimal.

6.      Partners' Capital

        The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                       Partners' Capital
                                                -------------------------------
                                                 General  Limited
                                                Partners  Partners     Total
                                                --------  --------     -----
           Nine Months Ended September 30, 1995
           ------------------------------------
            Balance - January 1, 1995           $33,651  $1,145,938  $1,179,589
            Net earnings for the period           1,719     170,191     171,910
            Partner distributions                (3,012)   (298,151)   (301,163)
                                                -------  ----------  ----------
             Balance - September 30, 1995       $32,358  $1,017,978  $1,050,336
                                                =======  ==========  ==========

           Nine Months Ended September 30, 1994
           ------------------------------------
            Balance - January 1, 1994           $32,321  $1,014,323  $1,046,644
            Net earnings for the period           2,204     218,157     220,361
            Partner distributions                (1,056)   (104,547)   (105,603)
                                                -------  ----------  ----------
             Balance - September 30, 1994       $33,469  $1,127,933  $1,161,402
                                                =======  ==========  ==========

        The authorized and outstanding Class A and B Depositary Units at September 30, 1995 and 1994, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Total Partnership revenues for the third quarter of 1995 were $82.2 million, down 16% from 1994 third quarter revenues of $98.4 million. The decline in total Partnership revenues was attributable to lower forestland sales in 1995. Revenues from stumpage sales were $74.3 million in the third quarter of 1995, compared with $71.3 million in the third quarter of 1994. Harvest volumes were 5% higher in 1995 while overall average prices were comparable. Net Partnership earnings were $58.2 million, compared with $72.4 million in 1994, reflecting the lower forestland sales.

In the South, higher harvest volumes led to a 10% increase in revenues from stumpage sales for the third quarter as overall average prices remained flat with prior year levels. The higher harvest volume was due to favorable logging conditions and increased sales of pulpwood thinnings. In the West, stumpage sales revenues were about the same as in the prior year period. Harvest volumes were unchanged from 1994 third quarter levels, but average prices declined slightly as market conditions for domestic logs remained soft in response to lower lumber prices and a weak Japanese economy. In the Northeast, stumpage sales revenues declined 19% due to lower harvest volumes. High log inventories at Canadian lumber mills and weak pulp and paper markets led to reduced demand for Partnership sawlogs during the quarter. Overall average prices in this region were flat.

Forestland sales, which are made when current market values for certain tracts exceed the values expected from future operations, vary from period to period. The Partnership recorded no significant forestland sales for the third quarter of 1995. Forestland sales totaled $19.2 million in the 1994 third quarter.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  -------------------     ---------------------
                                    1995        1994        1995         1994
                                  -------     -------     --------     --------
Stumpage Sales
 Primary Account                  $74,289     $71,332     $223,226     $217,142
 Secondary Account                      -           -           27            -
                                  -------     -------     --------     --------
                                  $74,289     $71,332     $223,253     $217,142
                                  =======     =======     ========     ========

Forestland Sales
  Primary Account                 $     -     $12,335     $    629     $ 25,578
  Secondary Account                   250       6,847          549       42,397
                                  -------     -------     --------     --------
                                  $   250     $19,182     $  1,178     $ 67,975
                                  =======     =======     ========     ========
Operating Costs and Expenses
  Primary Account                 $18,828     $21,610     $ 49,817     $ 60,975
  Secondary Account                 9,034       8,809       29,659       25,057
                                  -------     -------     --------     --------
                                  $27,862     $30,419     $ 79,476     $ 86,032
                                  =======     =======     ========     ========

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to stumpage sales were (in thousand cunits):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 ------------------       ------------------
                                  1995        1994         1995         1994
                                  ----        ----        -----        -----
Used by International Paper
  facilities                       301         283          870          718
Resold by International Paper      160         153          438          468
Sold to unaffiliated parties       455         434        1,215        1,178
                                   ---         ---        -----        -----
                                   916         870        2,523        2,364
                                   ===         ===        =====        =====

The business outlook for the remainder of 1995 is generally favorable, although some further softening of stumpage prices is expected in all three of the Partnership's operating areas due to sluggish lumber and panel markets and weaker export demand.

Liquidity and Capital Resources

IPT had cash and temporary investments of $ 7.8 million, an intercompany account receivable from International Paper of $ 7.5 million and notes receivable from International Paper of $ 300.4 million at September 30, 1995, giving the Partnership $ 315.7 million in liquid assets. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                             September 30,     December 31,
                                                 1995              1994
                                             -------------     ------------
Cash, temporary investments
 and current receivables from
 International Paper
  Primary Account                               $234,271        $313,742
  Secondary Account                               81,441         124,326
                                                --------        --------
                                                $315,712        $438,068
                                                ========        ========
Total per Class A Unit                          $   4.86        $   6.52
                                                ========        ========

The decrease in Primary Account liquid assets reflects the payment of a $4.00 per Class A Unit special distribution on March 31, 1995.

In addition, current assets at September 30, 1995 and December 31, 1994, included $ .8 million and $1.2 million of accounts receivable, respectively, and $ 2.2 million and $7.5 million of notes receivable, respectively, from parties other than International Paper, due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                              Primary    Secondary      IPT
                                              Account     Account      Total
                                              --------   ---------   --------
Nine Months Ended September 30, 1995
------------------------------------
Cash provided by operations                   $216,506   $(20,251)   $196,255
Investment in forestlands and roads             (5,013)   (16,861)    (21,874)
IPTO general partners' interest in above        (2,115)       371      (1,744)
                                              --------   --------    --------
Cash flow after capital expenditures           209,378    (36,741)   $172,637
Class A Unit allocation factor                     95%         4%    ========
                                              --------   --------
Class A Unit cash flow
  after capital expenditures                  $198,909   $ (1,470)   $197,439
                                              ========   ========    ========
Distributions declared for Class A Units      $286,106               $286,106
                                              ========               ========

Nine Months Ended September 30, 1994
------------------------------------
Cash provided by operations                   $224,728   $ 45,405    $270,133
Investment in forestlands and roads            (10,274)   (11,969)    (22,243)
IPTO general partners' interest in above        (2,145)      (334)     (2,479)
                                              --------   --------    --------
Cash flow after capital expenditures           212,309     33,102    $245,411
Class A Unit allocation factor                     95%         4%    ========
                                              --------   --------
Class A Unit cash flow
  after capital expenditures                  $201,694   $  1,324    $203,018
                                              ========   ========    ========
Distributions declared for Class A Units      $100,323               $100,323
                                              ========               ========

In October, IPT declared a cash distribution of $.72 per Class A Unit for the third calendar quarter of 1995. This distribution is payable on November 15, 1995 to holders of record as of October 31, 1995. In March 1995, IPT declared a special cash distribution of $4.00 per unit, based on management's evaluation that existing cash balances plus projected future cash flows would be adequate for capital expenditure, working capital and regular quarterly distribution requirements during the remainder of the Initial Term.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $30 million for 1995.

Part II. Other Information

Item 1. Legal Proceedings

As reported in the Annual Report on Form 10-K for the year ended December 31, 1994, IP Timberlands Operating Company, Ltd. ("IPTO") and International Paper have been parties to two lawsuits involving long-term leases on approximately 210,000 acres of property in Louisiana and Mississippi.

In 1992 a jury trial in the Louisiana suit resulted in a verdict in favor of IPTO and International Paper. Subsequent rulings by the trial judge awarded the lessors $2.1 million in damages. On May 23, 1995, the Louisiana Court of Appeals reduced that award by $100,000, but otherwise affirmed the trial judge's ruling. Further appeals by both parties to the Louisiana Supreme Court were dismissed on October 27, 1995.

Trial in the Mississippi state court case has been stayed pending the outcome of certain valuation issues relating to the exercise of a purchase option by IPTO. On October 20, 1995, a panel of appraisers set the value of the option lands at $38.5 million. IPTO and International Paper believe this value is excessive and plan to appeal any final award based on this amount.

The Registrant is involved in various legal proceedings incidental to its business. While any proceeding or litigation has an element of uncertainty, the Registrant believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or the results of operations.


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        (27) Financial Data Schedule

   (b) No Current Reports on Form 8-K have been filed during the quarter for for which this report is filed.

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

                                   IP Timberlands, Ltd.
                                   By: IP Forest Resources Company
                                   Managing General Partner
                                         (Registrant)


Date:  November 3, 1995            By:  /s/ Robert A. Kriscunas
                                        ----------------------------
                                        Robert A. Kriscunas
                                        Vice President

Date:  November 3, 1995            By:  /s/ Frederick L. Bleier
                                        -----------------------------
                                        Frederick L. Bleier
                                        Treasurer and Controller
                                        and Chief Financial and
                                        Accounting Officer