Form 10-K405
period 1995-12-31
IP TIMBERLANDS LTD
filed 1996-03-29
CIK 761860

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

                         ------------------------------

FOR FISCAL YEAR ENDED DECEMBER 31, 1995            COMMISSION FILE NUMBER 1-8859

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                       WHICH REGISTERED
          -------------------                   ------------------------
       Class A Depositary Units                  New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the Class A Depositary Units of the Registrant as of March 25, 1996, held by non-affiliates of the Registrant was $1,033,406,345, calculated on the basis of the closing price on the Composite Tape on March 25, 1996. For this computation, the Registrant has excluded the market value of all Class A Depositary Units beneficially owned by International Paper Company, its subsidiaries, and all executive officers and directors of any of them and their associates as a group. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Registrant.

     The number of units outstanding of the Registrant's Class A Depositary Units, as of March 25, 1996:

                    OUTSTANDING     IN TREASURY
                    -----------     -----------
                    46,445,729          -0-

     The following documents are incorporated by reference into the parts of this report indicated below:

1995 ANNUAL REPORT TO UNITHOLDERS
(PP. 1 AND 8 THROUGH 18)                                 PARTS I, II, III AND IV

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

     The Registrant operates through IP Timberlands Operating Company, Ltd., a Texas limited partnership ('IPTO'), in which the Registrant holds a 99% limited partner's interest. IP Forest Resources Company ('IPFR'), a wholly owned subsidiary of International Paper, is the managing general partner of the Registrant and IPTO, and International Paper is the special general partner of both. A further discussion of the Registrant's organization appears on pages 2 and 14 of the Annual Report to Unitholders (the 'Annual Report'), which information is incorporated herein by reference.



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

MARKETING

     Consistent with International Paper's experience prior to the contribution of its forestlands to the Registrant, the Registrant has annually sold forest products from its lands to more than 579 purchasers other than International Paper. No customer accounted for more than 10% of annual revenues for the years 1995 and 1994.

     During 1995, 1994 and 1993, International Paper's facilities consumed approximately 31%, 30% and 30%, respectively, of the logs and wood fiber harvested from the Registrant's forestlands, which represented approximately 11%, 10% and 12%, respectively, of its manufacturing facilities' requirements during such periods. International Paper does not anticipate any change in its policy of relying on the Registrant's forestlands as an important source of raw material for its manufacturing facilities, although it is unable to predict what portion of its requirements will be purchased from the Registrant in the future. In addition to sales to International Paper for use in its manufacturing facilities, the Registrant sells trees to International Paper that are harvested and resold by International Paper to unaffiliated purchasers as logs, poles or pulpwood.

     Additional information on marketing activities, including related parties and major customers, appears on pages 8, 14 and 15 of the Annual Report, which information is incorporated herein by reference.

ENVIRONMENTAL PROTECTION AND SUSTAINABLE FOREST MANAGEMENT

     Management of the Registrant's forestlands to protect the environment and maintain the health of its forestlands is a continuing commitment of the Registrant. The Registrant expends considerable efforts to comply with regulatory requirements and applicable best management practices regarding the use of pesticides, protection of wetlands, protection of wildlife and biodiversity and minimization of stream sedimentation and soil erosion. From time to time the Registrant volunteers to, or may be required to, clean up certain solid waste sites, on its forestlands, created by the general public. Forests are managed in accordance with the Registrant's and International Paper's Sustainable Forestry Guidelines which were developed in 1995 based on the American Forest and Paper Association's Sustainable Forestry Principles, which were adopted by International Paper and the Registrant in 1994. Environmental protection and forest management costs and capital expenditures have not been significant and are not expected to be significant in the future.

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

ITEM 2. PROPERTIES

FORESTLANDS

     Forestlands include approximately 5.4 million acres owned in fee (excluding any interest in underlying minerals) and approximately 541,000 acres held under long-term deeds and leases (terms of three years or longer). These forestlands are located in 14 states in three major regions of the United States. In the Pacific Northwest, forestlands are located in Oregon and Washington, including approximately 303,000 acres owned in fee and approximately 1,100 acres covered by deeds and leases. In the southern and southeastern United States, forestlands are located in seven states, including approximately 3,607,000 acres owned in fee and approximately 538,000 acres held under long-term deeds and leases. In the Northeast, forestlands are located in Maine, New York, Pennsylvania, Vermont and New Hampshire, including approximately 1,466,000 acres owned in fee and approximately 1,500 acres held under long-term deeds and leases. The deeds and leases held by the Registrant generally do not include deeds and leases on government lands in the western United States nor deeds and leases with terms of less than three years, which are generally managed by International Paper in connection with short-term wood procurement for its manufacturing facilities.


     In March 1996, the Registrant signed a contract to sell a 98% general partnership interest in a subsidiary partnership owning all of Registrant's Western region assets. Additional information on the sale of the Western assets appears on pages 8, 10 and 16 of the Annual Report, which information is incorporated herein by reference.

CAPITAL INVESTMENTS

     Discussion of the Registrant's capital investments can be found on pages 9 and 10 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     IPTO and International Paper are parties to a lawsuit involving a long-term lease on 113,000 acres of forestlands in Mississippi. The lessors sought to have the lease terminated and IPTO enjoined from further operation on the properties, as well as approximately $18 million in alleged damages, plus alleged statutory and trebling damages in excess of $450 million.

     Trial in the Mississippi state court case has been stayed pending the determination of the value for the purchase option relating to the lease lands located in Mississippi. Over IPTO's objections, a panel of appraisers set the value of the lands on October 20, 1995 at $38.5 million. On December 19, 1995, the Hinds County Circuit Court affirmed the award. IPTO and International Paper believe the value of the purchase option should have been determined by arbitration process and that the appraised value is excessive. IPTO and International Paper have filed a notice of appeal with the Mississippi Supreme Court. On February 15, 1996, the purchase option relating to the Mississippi lease was assigned from IPTO to International Paper.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The market and cash distribution data on the Registrant's Class A Depositary Units are set forth below and on pages 2 and 17 of the Annual Report and are incorporated herein by reference.

     As of March 25, 1996, there were 3,206 holders of record of the Registrant's Class A Depositary Units.

     Set forth below are the market price ranges for each quarter of 1995 and 1994 for the Class A Depositary Units on the New York Stock Exchange Composite Index.

              1995              1994
          ------------      ------------
QUARTER   HIGH    LOW       HIGH    LOW
-------   ----    ----      ----    ----
1st....   26 1/2  21 7/8    31 1/8  25 1/8
2nd....   23 1/4  19 1/4    28 1/4  21 1/2
3rd....   23 1/2  21 3/8    26      23 3/4
4th....   23 3/4  20        25 1/2  22 3/8

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for 1995, 1994 and 1993 is set forth on page 1 of the Annual Report and is incorporated herein by reference. Selected financial data for 1992 and 1991 is as follows (in thousands, except per unit data):

                                         1992          1991
                                      ----------    ----------
Total Revenues.....................   $  297,023    $  237,448
Net Partnership Earnings...........      206,318       150,252
Earnings per Class A Unit..........         3.42          3.09
Distributions per Class A Unit.....         2.88          2.88
Total Assets.......................   $1,115,678    $1,040,154

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's review and comments on the consolidated financial statements are set forth on pages 8 through 10 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's consolidated financial statements, the notes thereto and the report of independent public accountants are set forth on pages 11 through 16 and 18 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

FORWARD-LOOKING INFORMATION

     THIS 1995 ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING REGISTRANT'S BUSINESS PROSPECTS, POSSIBLE DECLINES IN DISTRIBUTIONS AND THE PRICE OF THE CLASS A UNITS. OVERALL MARKET CONDITIONS COULD INFLUENCE THE EXPECTED PRICE DECLINE OF THE CLASS A UNITS AND THE POSSIBILITY OF A DECLINE IN THE DISTRIBUTION TO CLASS A UNITHOLDERS.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of IPFR(1) and their business experiences are as set forth below:

     JOHN A. GEORGES, 65, Chairman and Chief Executive Officer of IPFR since 1985(2). He has been chairman and chief executive officer of International Paper Company since 1985. He is a director of AK Steel Holding Corporation, International Paper Company, Ryder Systems, Inc., Scitex Corporation Ltd. and Warner-Lambert Company. He is a member of The Business Council and the Policy Committee of the Business Roundtable. He is a board member of The Business Council of New York State, a member of the Trilateral Commission, the President's Advisory Committee for Trade Policy and Negotiations and president of the University of Illinois Foundation.

     Director since January 8, 1985.

     **THOMAS C. GRAHAM, 69, Chairman of the Board of AK Steel Corporation since 1994, and previously thereto he was also the Chief Executive Officer. He was elected to the aforementioned posts concurrent with the formation of AK Steel Holding Corporation, a publicly held corporation which emerged from the privately-held Armco Steel Company, L.P. in April of 1994. He had been named president and chief executive officer of Armco Steel in June 1992. He was formerly chairman and chief executive officer of Washington Steel Corporation until he assumed his current position in 1992. He was vice chairman--steel and diversified group and executive director of USX Corporation from 1986 to 1991. He joined the former U.S. Steel Corporation as vice chairman and chief operating officer--steel and related resources in 1983. Prior to that time he served as president and chief executive officer of Jones & Laughlin Steel Corporation. He is a director of Hershey Foods Corporation and International Paper Company.

     Director since April 12, 1994.

     **ARTHUR G. HANSEN, 71, Educational Consultant. He was director of research of the Hudson Institute from 1987 to 1988, chancellor of the Texas A&M University System from 1982 to 1986, president of Purdue University from 1971 to 1982 and president of Georgia Institute of Technology from 1969 to 1971. He is a director of American Electric Power Company, Inc. and International Paper Company. He is a member of the National Academy of Engineering, a Commissioner of the Indiana Commission for Higher Education and a fellow of the American Association for the Advancement of Science.

     Director since February 1, 1990.

     **JANE C. PFEIFFER, 63, Management Consultant. She is a director of Ashland, Inc., International Paper Company, J.C. Penney Company, Inc. and The Mutual Life Insurance Company of New York. She is a trustee of the Conference Board, The University of Notre Dame, the Overseas Development Council and a member of The Council on Foreign Relations.

     Director since January 13, 1988.

     **ROGER B. SMITH, 70, former Chairman and Chief Executive Officer of General Motors Corporation from 1981 to 1990, when he retired. He is a director of Citicorp, International Paper Company, Johnson & Johnson and PepsiCo, Inc. He is a member of The Business Council and is a trustee of the Michigan Colleges Foundation, Inc. and the Sloan Foundation.

     Director since April 12, 1994.

------------------
(1) Managing General Partner of the Registrant.

(2) Mr. Georges has announced his retirement as a director and Chairman and Chief Executive Officer of IPFR, effective March 31, 1996. Mr. John T. Dillon has been elected to succeed Mr. Georges as a director and Chairman and Chief Executive Officer of IPFR, effective April 1, 1996.

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

                               EXECUTIVE OFFICERS
                              AS OF MARCH 31, 1995
               INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD*,
               AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

     EDWARD J. KOBACKER, 57, president since August 1992. He was general manager and group executive of the kraft paper group of International Paper from 1987 to 1992, when he assumed his current position and was elected vice president and general manager--forestlands division of International Paper.

     FREDERICK L. BLEIER, 47, treasurer and controller since July 1993; controller from 1991. He has been sector controller-forest products of International Paper since July 1993. He was director-corporate accounting of International Paper from 1990 to 1993. He joined International Paper as manager-financial reporting in 1988.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant knows of no one owning beneficially more than five percent (5%) of the Registrant's Class A Depositary Units except International Paper, which owns approximately eighty-four percent (84%). The following table shows, as of March 25, 1996, the number of Class A Depositary Units in the Registrant beneficially owned (as defined by the Securities and Exchange Commission) or otherwise claimed by current IPFR directors and by all IPFR directors and executive officers as a group (if no name appears, no Class A Depositary Units are owned or claimed).

--------------------------------------------------------------------------------
                                         UNITS            PERCENT OF TOTAL
                                      BENEFICIALLY       CLASS A DEPOSITARY
    NAME OF INDIVIDUAL OR GROUP        OWNED (1)          UNITS OUTSTANDING
--------------------------------------------------------------------------------
A. G. Hansen........................     200
J.C. Pfeiffer.......................     300         No director or officer owns
All directors and executive officers                 as much as 1/10 of 1%
  as a group........................     500

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

     (13) 1995 Annual Report to Unitholders of the Registrant

     (24) Power of Attorney

     (27) Financial Data Schedule

REPORTS ON FORM 8-K

     A Current Report on Form 8-K was filed on February 2, 1996, as amended February 21, 1996.

FINANCIAL STATEMENT SCHEDULES

     The consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1995, together with the report thereon of Arthur Andersen LLP, dated February 13, 1996, appearing on pages 11 through 16 and 18 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5 through 8, and 13, the Annual Report is not to be deemed filed as part of this report.

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

                                       IP TIMBERLANDS, LTD.

                                       By: IP Forest Resources Company
                                           (as managing general partner)

                                           By:          JAMES W. GUEDRY
                                               JAMES W. GUEDRY, VICE PRESIDENT
                                                         AND SECRETARY

March 29, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  NAME                            TITLE                DATE
----------------------------------------  ----------------------  --------------
            JOHN A. GEORGES               Chairman of the Board,  March 29, 1996
           (JOHN A. GEORGES)                 Chief Executive
                                           Officer and Director

           THOMAS C. GRAHAM*                     Director         March 29, 1996
           (THOMAS C. GRAHAM)

           ARTHUR G. HANSEN*                     Director         March 29, 1996
           (ARTHUR G. HANSEN)

           JANE C. PFEIFFER*                     Director         March 29, 1996
           (JANE C. PFEIFFER)

            ROGER B. SMITH*                      Director         March 29, 1996
            (ROGER B. SMITH)

          FREDERICK L. BLEIER                 Treasurer and       March 29, 1996
         (FREDERICK L. BLEIER)             Controller and Chief
                                              Financial and
                                            Accounting Officer

*By           JAMES W. GUEDRY
    (JAMES W. GUEDRY, ATTORNEY-IN-FACT)

                          [IP TIMBERLANDS, LTD. LOGO]

              PRINTED ON HAMMERMILL PAPERS, ACCENT OPAQUE, 50 LBS.
             HAMMERMILL PAPERS IS A DIVISION OF INTERNATIONAL PAPER