Form 10-Q
period 1996-03-31
IP TIMBERLANDS LTD
filed 1996-05-14
CIK 761860

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

================================================================================

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996                 Commission file number:1-8859

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

                                  Yes  X     No ___

     Class A Depositary Units outstanding on April 30, 1996: 46,445,729

                              IP TIMBERLANDS, Ltd.

                                      INDEX
                                                                  Page No.
                                                                  --------
PART I.   Financial Information

Item 1.   Financial Statements                                       3

          Consolidated Statement of Earnings -                       4
          Three Months Ended March 31, 1996 and 1995

          Consolidated Balance Sheet -                               5
          March 31, 1996 and December 31, 1995

          Consolidated Statement of Cash Flows -                     6
          Three Months Ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements               7 - 9

Item 2.   Management's Discussion and Analysis of                 10 - 12
          Financial Condition and Results of Operations

PART II.  Other Information

Item 1.   Legal Proceedings                                          *

Item 2.   Changes in Securities                                      *

Item 3.   Defaults upon Senior Securities                            *

Item 4.   Submission of Matters to a Vote of                         *
          Security Holders

Item 5.   Other Information                                          13

Item 6.   Exhibits and Reports on Form 8-K                           13

Signatures                                                           14

* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. Financial Information

ITEM 1. Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of March 31, 1996, and the results of operations for the quarter ended March 31, 1996. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1995, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                              IP TIMBERLANDS, Ltd.

                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In thousands - except per unit data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       1996             1995
                                                     ---------        ---------
Revenues
Stumpage sales
  International Paper                                $  43,787        $  52,569
  Unaffiliated parties                                  33,710           28,276
Forestland sales                                         1,870               59
Other income, net                                        1,741            1,363
                                                     ---------        ---------
  Total revenues                                        81,108           82,267
                                                     ---------        ---------
Operating Costs and Expenses
Depletion
  International Paper                                    2,464            3,230
  Unaffiliated parties                                   3,682            2,765
Cost of forestlands sold                                   114               47
Amortization of roads                                      555              535
Forest operations                                       11,060            9,754
General and administrative                               5,369            5,391
Property and severance taxes                             3,786            3,793
                                                     ---------        ---------
  Total operating costs and expenses                    27,030           25,515
                                                     ---------        ---------
                                                        54,078           56,752

Gain on Sale of Partnership Interest                   638,205
                                                     ---------        ---------
Operating Earnings                                     692,283           56,752

Interest Income                                          5,850            7,005

Interest Expense                                       (11,349)

General Partners' Interest in IPTO                        (484)            (637)
                                                     ---------        ---------
Net Partnership Earnings                             $ 686,300        $  63,120
                                                     =========        =========
Earnings per Class A Unit (Note 6)                   $    5.66        $    1.36
                                                     =========        =========

The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, Ltd.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1996          1995
                                                       ----------   ------------
Assets

Current Assets
  Cash and temporary investments                       $    8,876     $   11,899
  Notes receivable - International Paper                  391,288        371,378
  Due from International Paper                              7,951          7,293
  Accounts and notes receivable                             9,854         23,558
                                                       ----------     ----------
  Total current assets                                    417,969        414,128

Notes Receivable                                            2,133          1,027
Forestlands                                               660,798        734,200
Roads, net of accumulated amortization of
     $30,864 (1996) and $ 49,618 (1995)                    22,886         38,026
                                                       ----------     ----------
Total Assets                                           $1,103,786     $1,187,381
                                                       ==========     ==========
Liabilities and Partners' Capital

Current Liabilities
  Accounts payable and accrued liabilities             $   20,677     $      372
  Accrued interest                                                         5,983
  Accrued property and severance taxes                      5,496          6,286
  Customer advance payments                                 3,068          3,797
                                                       ----------     ----------
  Total current liabilities                                29,241         16,438

Long-Term Debt                                                           750,000
Lease Obligations                                           1,225          1,231

General Partners' Interest in IPTO                         29,171         26,662

Partners' Capital
  General partners                                         32,297         25,786
  Limited partners                                      1,011,852        367,264
                                                       ----------     ----------
Total Liabilities and Partners' Capital                $1,103,786     $1,187,381
                                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
Operating Activities
Net Partnership earnings                                 $ 686,300    $  63,120
Noncash items
  Depletion                                                  6,146        5,995
  Cost of forestlands sold                                     114           47
  Amortization of roads                                        555          535
  Gain on sale of partnership interest                    (638,205)
  Other, net                                                 2,506          337
Changes in current assets and liabilities
  Accounts and notes receivable                             12,598        2,361
  Due from International Paper                                (658)      (7,478)
  Customer advance payments                                   (729)         629
  Accrued interest payable                                  (5,983)
  Other, net                                                  (782)         280
                                                         ---------    ---------
  Cash provided by operations                               61,862       65,826
                                                         ---------    ---------
Investment Activities
Investment in forestlands and roads                         (6,217)      (6,700)
Loans to International Paper                               (72,449)     (41,570)
Repayment of loans by International Paper                   52,539      214,720
                                                         ---------    ---------
  Cash provided by (used for) investment activities        (26,127)     166,450
                                                         ---------    ---------
Financing Activities
Distributions to partners of IPT and IPTO                  (38,758)    (233,093)
                                                         ---------    ---------
Change in Cash and Temporary Investments                    (3,023)        (817)

Cash and Temporary Investments
  Beginning of the period                                   11,899        7,922
                                                         ---------    ---------
  End of the period                                      $   8,876    $   7,105
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

2.   Transactions with International Paper

     The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended March 31, 1996 and 1995 were $2.9 million and $2.3 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

     Interest income from notes receivable from International Paper for the quarters ended March 31, 1996 and 1995 was $5.6 and $6.8 million, respectively. The decrease in interest income in 1996 was due to lower interest rates.

3.   Temporary Investments

     Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments were $6.5 million at December 31, 1995.

4.   Receivables

     The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                       March 31,    December 31,
                                                         1996           1995
                                                       ---------    ------------
                                                            (In thousands)
Notes receivable - trade                                $ 9,305       $22,730
Accounts receivable - trade                                 414           275
Accrued interest and other receivables                      135           553
                                                        -------       -------
                                                        $ 9,854       $23,558
                                                        -------       -------


     Notes receivable-trade at December 31, 1995 included $18.5 million from a fourth quarter bulk sale.

5.   Gain on Sale of Partnership Interest

     On March 29, 1996, a subsidiary partnership of IPT completed the sale of a 98% general partnership interest to R-H Timber Co., LLC for consideration which resulted in a total capitalization of the partnership of approximately $905 million. As a result of this transaction, IPT recognized a book gain of approximately $638 million. Approximately $203 million, or $4.37 per unit, of that gain was allocated to the Class A Units. IPT retained a 1% interest in the partnership as well as a preferred interest. Class A unitholders have approximately a 30% share of the retained preferred interest, equal to about $.90 per Class A Unit.

     Included in the net assets of the partnership interest sold were approximately $83 million of forestlands, $19 million of roads and $750 million of long-term debt. Approximately $17.8 million of expenses were accrued in connection with the sale.

6.   Computation of Earnings Per Class A Unit

     The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
Allocation to Primary Account                             $258,709     $ 66,771
Allocation to Secondary Account                            427,591       (3,651)
                                                          --------     --------
Net Partnership Earnings                                   686,300       63,120
                                                          --------     --------
  95% of the Primary Account(1)                            245,774       63,432
  4% of the Secondary Account(1)                            17,104         (146)
                                                          --------     --------
Earnings Allocated to Class A Limited Partners            $262,878(2)  $ 63,286
                                                          ========     ========
Weighted Average Class A Units Outstanding                  46,446       46,446
                                                          ========     ========
Earnings Per Class A Unit                                 $   5.66(2)  $   1.36
                                                          ========     ========

(1) Class B units are allocated 4% of Primary Account and 95% of Secondary Account earnings. The general partners are allocated 1% of each account.

(2) Includes $203 million, or $4.37 per Class A Unit, from the sale of a subsidiary partnership interest.

7.   Partners' Capital

     The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                  Partners' Capital
                                      -----------------------------------------
                                        General        Limited
                                       Partners       Partners         Total
                                      -----------    -----------    -----------
Three Months Ended March 31, 1996
  Balance - January 1, 1996           $    25,786    $   367,264    $   393,050
  Net earnings for the period               6,863        679,437        686,300
  Partner distributions                      (352)       (34,849)       (35,201)
                                      -----------    -----------    -----------
    Balance - March 31, 1996          $    32,297    $ 1,011,852    $ 1,044,149
                                      ===========    ===========    ===========
Three Months Ended March 31, 1995
  Balance - January 1, 1995           $    33,651    $ 1,145,938    $ 1,179,589
  Net earnings for the period                 631         62,489         63,120
  Partner distributions                    (2,308)      (228,454)      (230,762)
                                      -----------    -----------    -----------
    Balance - March 31, 1995          $    31,974    $   979,973    $ 1,011,947
                                      ===========    ===========    ===========

The authorized and outstanding Class A and B Depositary Units at March 31, 1996 and 1995, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total Partnership revenues for the first quarter of 1996 were $81.1 million, down slightly from $82.3 million in 1995. Revenues from stumpage sales were $77.5 million in 1996 and $80.8 million for the comparable period of 1995. A gain of $638.2 million in the 1996 first quarter from the sale of a subsidiary partnership interest pushed net Partnership earnings to $686.3 million versus $63.1 million in 1995. Partnership earnings for the quarter excluding the gain were $48.1 million compared with $63.1 million in 1995. This decline in earnings was due primarily to interest expense related to $750 million of debt borrowed in November 1995.

Stumpage prices in the South were 14% below 1995 levels for the first quarter, which when combined with a 5% increase in harvest volumes, led to 10% lower stumpage sales revenues for the first quarter of 1996. High mill inventories in the 1996 quarter led to lower demand for Partnership stumpage. Sawlog prices declined sharply. In the West, harvest volumes were 17% higher than in first quarter of 1995. The harvest in 1995 was lower than normal due to exceptionally poor weather conditions and high customer inventories. Stumpage sales revenues also increased due to the higher harvest as average prices were about the same as in 1995. In the Northeast, a 12% decline in harvest volumes combined with an 11% decline in average prices resulted in a 22% drop in stumpage sales revenues. The decline in volumes reflects poor harvesting conditions early in the quarter. Price realizations were lower than in 1995 due to a lower proportion of higher valued sawlogs.

Since the subsidiary partnership interest sold in March 1996 included all of the Partnership's western forestlands, no significant future earnings contributions will come from this region.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                          1996            1995
                                                         -------         -------
Stumpage Sales
  Primary Account                                        $77,497         $80,819
  Secondary Account                                                           26
                                                         -------         -------
                                                         $77,497         $80,845
                                                         =======         =======
Forestland Sales
  Primary Account                                        $               $     5
  Secondary Account                                        1,870              54
                                                         -------         -------
                                                         $ 1,870         $    59
                                                         =======         =======

Operating Costs and Expenses
  Primary Account                                        $17,899         $19,270
  Secondary Account                                        9,131           6,245
                                                         -------         -------
                                                         $27,030         $25,515
                                                         =======         =======

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Volumes attributable to timber sales were (in thousand cunits):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1996        1995
                                                               ----        ----
Used by International Paper facilities                          230         314
Resold by International Paper                                   157         156
Sold to unaffiliated parties                                    503         398
                                                                ---         ---
                                                                890         868
                                                                ===         ===

Liquidity and Capital Resources

IPT had cash and temporary investments of $8.9 million, an intercompany account receivable from International Paper of $8.0 million and notes receivable from International Paper of $391.2 million, giving the Partnership $408.1 million in liquid assets at March 31, 1996. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                                       March 31,    December 31,
                                                         1996          1995
                                                       --------     ------------
Cash, temporary investments
  and current receivables from
  International Paper
    Primary Account                                    $342,916       $310,083
    Secondary Account                                    65,199         80,487
                                                       --------       --------
                                                       $408,115       $390,570
                                                       ========       ========
Total per Class A Unit                                 $   7.07       $   6.41
                                                       ========       ========

In addition, current assets at March 31, 1996 and December 31, 1995, included $.4 million and $.3 million of accounts receivable, respectively, and $9.3 million and $22.7 million of notes receivable, respectively, from parties other than International Paper due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                            Primary      Secondary       IPT
                                            Account       Account       Total
                                           ---------     ---------    ---------
Three Months Ended March 31, 1996
Cash provided by operations                $  66,222     $  (4,360)   $  61,862
Investment in forestlands and roads             (223)       (5,994)      (6,217)
IPTO general partners' interest in above        (660)          104         (556)
                                           ---------     ---------    ---------
Cash flow after capital expenditures          65,339       (10,250)   $  55,089
Class A Unit allocation factor                    95%            4%   =========
                                           ---------     ---------
Class A Unit cash flow
  after capital expenditures               $  62,072     $    (410)   $  61,662
                                           =========     =========    =========
Distributions declared for Class A Units   $ 476,069                  $ 476,069
                                           =========                  =========
Three Months Ended March 31, 1995
Cash provided by operations                $  73,511     $  (7,685)   $  65,826
Investment in forestlands and roads           (2,855)       (3,845)      (6,700)
IPTO general partners' interest in above        (707)          115         (592)
                                           ---------     ---------    ---------
Cash flow after capital expenditures          69,949       (11,415)   $  58,534
Class A Unit allocation factor                    95%            4%   =========
                                           ---------     ---------
Class A Unit cash flow
  after capital expenditures               $  66,452     $    (457)   $  65,995
                                           =========     =========    =========
Distributions declared for Class A Units   $ 219,224                  $ 219,224
                                           =========                  =========

In April 1996, IPT declared a special distribution of $9.75 per Class A Unit payable on May 15, 1996. In addition, IPT declared a regular quarterly cash distribution of $.50 per Class A Unit payable on May 15, 1996. In accordance with New York Stock Exchange rules, the ex-dividend date for these distributions was set at May 16, 1996. The decrease in the regular quarterly distribution from $.72 per Class A Unit paid in 1995 reflects the loss of future earnings contributions from the western forestlands included in the subsidiary partnership interest that was sold in March 1996.

On March 31, 1995, IPT paid a $4.00 per Class A Unit special distribution. The payment of this distribution was the result of management's evaluation that remaining cash balances and projected future cash flows would be adequate for future asset acquisition and operating requirements.


Capital expenditures, including expenditures for reforestation of harvested forestlands, acquisition of capitalized leases and road construction, are expected to be approximately $50 million for 1996.

Part II.  Other Information

Item 5.  Other Information

         In January 1996, IPFR approved amendments to the IPT and the IPTO Partnership Agreements. In general, the amendments clarified that IPT can move its operating assets (those directly held by IPTO) to and among other possible subsidiary partnerships or corporations, provided that any such subsidiary that directly owns 50% or more of IPT's assets will be subject to all the restrictions that IPTO is then subject to. In addition, the amendments clarified that IPT cannot sell 50% or more of its assets to a third party without limited partner approval. The amendments were accomplished through changes to certain existing definitions and the addition of a few new definitions.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         3 (1) Fourth Amended and Restated Agreement of Limited Partnership of
               IP Timberlands, Ltd.

         3 (2) Amended and Restated Agreement of Limited Partnership of IP
               Timberlands Operating Company, Ltd.

         27    Financial Data Schedule

    (b) Current Reports on Form 8-K were filed on February 2, 1996, as amended February 21, 1996 and March 29, 1996.

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

                                         IP Timberlands, Ltd.
                                         By:  IP Forest Resources Company
                                         Managing General Partner
                                                  (Registrant)

Date:    May 14, 1996                    By:   /s/ James W. Guedry
                                               ----------------------------
                                               James W. Guedry
                                               Vice President and Secretary

Date:    May 14, 1996                    By:   /s/ Frederick L. Bleier
                                               ----------------------------
                                               Frederick L. Bleier
                                               Treasurer and Controller
                                               and Chief Financial and
                                               Accounting Officer