Form 10-Q
period 1996-06-30
IP TIMBERLANDS LTD
filed 1996-08-14
CIK 761860

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996                    Commission file number:1-8859

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

                               Yes  X    No ___

       Class A Depositary Units outstanding on July 31, 1996: 46,445,729

                              IP TIMBERLANDS, Ltd.

                                     INDEX
                                                                        Page No.
                                                                        --------
PART I.           Financial Information

Item 1.           Financial Statements                                      3

                  Consolidated Statement of Earnings -                      4
                  Three Months and Six Months Ended
                  June 30, 1996 and 1995

                  Consolidated Balance Sheet -                              5
                  June 30, 1996 and December 31, 1995

                  Consolidated Statement of Cash Flows -                    6
                  Six Months Ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements              7 - 9

Item 2.           Management's Discussion and Analysis of                10 - 12
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

PART I. Financial Information

ITEM 1. Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of June 30, 1996, and the results of operations for the quarter and six months ended June 30, 1996. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1995, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                              IP TIMBERLANDS, Ltd.

                       CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands - except per unit data)
                                  (Unaudited)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                           -------------------    --------------------
                                             1996        1995       1996        1995
                                           -------     -------    --------    --------
Revenues
Stumpage sales
  International Paper                      $19,470     $46,363    $ 63,257    $ 98,932
  Unaffiliated parties                      29,171      21,756      62,881      50,032
Forestland sales                             4,102         869       5,972         928
Other income, net                            4,056       3,944       5,797       5,307
                                           -------     -------    --------    --------
  Total revenues                            56,799      72,932     137,907     155,199
                                           -------     -------    --------    --------
Operating Costs and Expenses
Depletion
  International Paper                        1,730       2,835       4,194       6,065
  Unaffiliated parties                       3,454       2,757       7,136       5,522
Cost of forestlands sold                       254          37         368          84
Amortization of roads                          428         539         983       1,074
Forest operations                           10,876      10,769      21,936      20,523
General and administrative                   4,255       5,323       9,624      10,714
Property and severance taxes                 3,037       3,839       6,823       7,632
                                           -------     -------    --------    --------
  Total operating costs and expenses        24,034      26,099      51,064      51,614
                                           -------     -------    --------    --------
                                            32,765      46,833      86,843     103,585

Gains on Sales of Partnership Interests     18,449                 656,654
                                           -------     -------    --------    --------
Operating Earnings                          51,214      46,833     743,497     103,585

Interest Income                              5,721       4,241      11,571      11,246
Interest Expense                               (20)                (11,369)
General Partners' Interest in IPTO            (522)       (511)     (1,006)     (1,148)
                                          --------    --------    --------    --------
Net Partnership Earnings                  $ 56,393    $ 50,563    $742,693    $113,683
                                          ========    ========    ========    ========
Earnings per Class A Unit (Note 6)        $   0.98    $   1.27    $   6.64    $   2.63
                                          ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, Ltd.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  (Unaudited)

                                                       June 30,    December 31,
                                                         1996          1995
                                                       --------    ------------
Assets

Current Assets
  Cash and temporary investments                       $ 11,021     $   11,899
  Notes receivable - International Paper                 79,797        371,378
  Due from International Paper                                           7,293
  Accounts and notes receivable                          33,952         23,558
                                                       --------     ----------
  Total current assets                                  124,770        414,128
Notes Receivable                                            472          1,027
Forestlands                                             662,730        734,200
Roads, net of accumulated amortization of
     $31,292 (1996) and $49,618 (1995)                   22,974         38,026
                                                       --------     ----------
Total Assets                                           $810,946     $1,187,381
                                                       ========     ==========

Liabilities and Partners' Capital
Current Liabilities
  Accounts payable and accrued liabilities             $ 15,964     $      372
  Accrued interest                                                       5,983
  Accrued property and severance taxes                    7,312          6,286
  Due to International Paper                              8,807
  Notes payable - International Paper                   146,304
  Customer advance payments                               3,126          3,797
                                                       --------     ----------
  Total current liabilities                             181,513         16,438
Long-Term Debt                                                         750,000
Lease Obligations                                         1,293          1,231
General Partners' Interest in IPTO                       28,723         26,662
Partners' Capital
  General partners                                       27,850         25,786
  Limited partners                                      571,567        367,264
                                                       --------     ----------
Total Liabilities and Partners' Capital                $810,946     $1,187,381
                                                       ========     ==========

The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
Operating Activities
Net Partnership earnings                                 $ 742,693    $ 113,683
Noncash items
  Depletion                                                 11,330       11,587
  Cost of forestlands sold                                     368           84
  Amortization of roads                                        983        1,074
  Gain on sale of partnership interest                    (638,205)
  Other, net                                                 5,560        1,011
Changes in current assets and liabilities
  Accounts and notes receivable                             (9,839)       4,369
  Due to/from International Paper                           16,100       (2,737)
  Customer advance payments                                   (671)         644
  Accrued interest payable                                  (5,983)
  Other, net                                                (3,611)       2,697
                                                         ---------    ---------
  Cash provided by operations                              118,725      132,412
                                                         ---------    ---------
Investment Activities
Investment in forestlands and roads                        (17,358)     (14,826)
Loans to International Paper                              (342,482)     (99,970)
Loan repayments by, and borrowings from,
  International Paper                                      780,367      255,285
                                                         ---------    ---------
  Cash provided by (used for) investment activities        420,527      140,489
                                                         ---------    ---------
Financing Activities
Distributions to partners of IPT and IPTO                 (540,130)    (268,649)
                                                         ---------    ---------
Change in Cash and Temporary Investments                      (878)       4,252
Cash and Temporary Investments
  Beginning of the period                                   11,899        7,922
                                                         ---------    ---------
  End of the period                                      $  11,021    $  12,174
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

2. Transactions with International Paper

   The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended June 30, 1996 and 1995 were $ 2.2 million and $ 2.3 million, respectively, and for the six-month periods ended June 30, 1996 and 1995 were $ 5.1 million and $ 4.6 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

   Interest income from notes receivable from International Paper for the quarters ended June 30, 1996 and 1995 was $ 3.4 and $ 4.1 million, respectively, and for the six-month periods ended June 30, 1996 and 1995 was $ 9.0 and $ 10.9 million, respectively. The decrease in interest income was due to lower interest rates and lower loan balances.

3. Temporary Investments

   Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at June 30, 1996 and December 31, 1995 were $ 6.4 and $ 6.5 million, respectively.

4. Receivables

   The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                   June 30,   December 31,
                                                     1996         1995
                                                   --------   ------------
                                                        (In thousands)

        Notes receivable - trade                    $31,145      $22,730
        Accounts receivable - trade                     270          275
        Accrued interest and other receivables        2,537          553
                                                    -------      -------
                                                    $33,952      $23,558
                                                    =======      =======

   Notes receivable-trade at June 30, 1996 included $19.9 million from the sale of an interest relating to 20,000 acres of pine plantations in the second quarter of 1996, and at December 31, 1995, included $18.5 million from a fourth-quarter bulk sale. Both amounts were subsequently received.

5. Gain on Sale of Partnership Interest

   In June 1996, the Partnership completed a sale of a special partnership interest relating to 20,000 acres of pine plantations in the South. As a result of this sale, IPT recognized a gain of approximately $18 million. Essentially all of the earnings from this transaction were attributable to the Secondary Account.

   On March 29, 1996, a subsidiary partnership of IPT completed the sale of a 98% general partnership interest to R-H Timber Co. As a result of this transaction, IPT recognized a book gain of approximately $638 million, approximately $203 million, or $4.37 per unit of which was allocated to the Class A Units. IPT retained a 1% interest in the partnership as well as a preferred interest. Class A unitholders have approximately a 30 % share of the retained preferred interest, equal to about $.90 per Class A Unit.

6. Computation of Earnings Per Class A Unit

   The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                        Three Months           Six Months
                                           Ended                  Ended
                                          June 30,               June 30,
                                     -----------------    --------------------
                                       1996     1995        1996        1995
                                     -------  --------    --------    --------
   Allocation to Primary Account     $47,611  $ 62,539    $306,320    $129,310
   Allocation to Secondary Account     8,782   (11,976)    436,373     (15,627)
                                     -------  --------    --------    --------
   Net Partnership Earnings           56,393    50,563     742,693     113,683
                                     -------  --------    --------    --------
     95% of the Primary Account(1)    45,230    59,412     291,004     122,844
     4% of the Secondary Account(1)      351      (479)     17,455        (625)
                                     -------  --------    --------    --------
   Earnings Allocated to
    Class A Limited Partners         $45,581  $ 58,933    $308,459(2) $122,219
                                     =======  ========    ========    ========
   Weighted Average Class A
    Units Outstanding                 46,446    46,446      46,446      46,446
                                     =======  ========    ========    ========
   Earnings Per Class A Unit         $  0.98  $   1.27    $   6.64(2) $   2.63
                                     =======  ========    ========    ========

   (1) Class B units are allocated 4% of Primary Account and 95% of Secondary Account earnings. The general partners are allocated 1% of each account.

   (2) Includes $203 million, or $4.37 per Class A Unit, from the sale of a subsidiary partnership interest.

7. Partners' Capital

   The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                            Partners' Capital
                                   ------------------------------------
                                    General     Limited
                                    Partners    Partners       Total
                                    --------   ----------    ----------
   Six Months Ended June 30, 1996
     Balance - January 1, 1996      $25,786    $  367,264    $  393,050
     Net earnings for the period      7,427       735,266       742,693
     Partner distributions           (5,363)     (530,963)     (536,326)
                                    -------    ----------    ----------
       Balance - June 30, 1996      $27,850    $  571,567    $  599,417
                                    =======    ==========    ==========
   Six Months Ended June 30, 1995
     Balance - January 1, 1995      $33,651    $1,145,938    $1,179,589
     Net earnings for the period      1,137       112,546       113,683
     Partner distributions           (2,660)     (263,302)     (265,962)
                                    -------    ----------    ----------
       Balance - June 30, 1995      $32,128    $  995,182    $1,027,310
                                    =======    ==========    ==========

   Distributions in 1996 include a special distribution paid on May 31, of $9.75 per Class A Unit.

   The authorized and outstanding Class A and B Depositary Units at June 30, 1996 and 1995, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Partnership revenues for the second quarter of 1996 were $56.8 million, down 22% from 1995 second quarter revenues of $72.9 million. Revenues from stumpage sales were $48.6 million in the 1996 second quarter, compared with $68.1 million in the same period of 1995. Net partnership earnings for the second quarter were $56.4 million, or 11% higher than 1995 second quarter net earnings of $50.6 million.

Stumpage sales revenues in the South were 9% above 1995 totals for the second quarter due to higher harvest volumes. Average prices in this region were slightly below prior year levels. Good summer logging conditions led to a higher harvest and increased inventories, putting pressure on pulpwood and sawlog prices toward the end of the quarter. In the Northeast, lower harvest volumes led to a 19% decline in stumpage sales revenues compared with the second quarter of 1995 despite slightly higher average prices.

The decline in 1996 second quarter stumpage sales was due to a decrease in sales to International Paper reflecting the loss of western region sales. Since the subsidiary partnership interest sold in March 1996 included all of the Partnership's western forestlands, no significant future earnings contributions will come from this region.

In June, the Partnership completed a sale of a special partnership interest relating to 20,000 acres of pine plantations in the South. As a result of this sale, IPT recognized a gain of approximately $18 million. Essentially all of the earnings from this transaction were attributable to the Secondary Account.

Forestland sales were minimal in both the 1996 and 1995 second quarters.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   -------------------   -------------------
                                     1996        1995      1996       1995
                                   -------     -------   --------   --------
    Stumpage Sales
      Primary Account              $48,641     $68,118   $126,138   $148,937
      Secondary Account                              1                    27
                                   -------     -------   --------   --------
                                   $48,641     $68,119   $126,138   $148,964
                                   =======     =======   ========   ========
    Forestland Sales
      Primary Account              $   650     $   628   $    650   $    633
      Secondary Account              3,452         241      5,322        295
                                   -------     -------   --------   --------
                                   $ 4,102     $   869   $  5,972   $    928
                                   =======     =======   ========   ========

    Operating Costs and Expenses
      Primary Account              $12,873     $16,967   $ 30,772   $ 36,237
      Secondary Account             11,161       9,132     20,292     15,377
                                   -------     -------   --------   --------
                                   $24,034     $26,099   $ 51,064   $ 51,614
                                   =======     =======   ========   ========

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):

                                              Three Months       Six Months
                                                  Ended            Ended
                                                 June 30,         June 30,
                                              -------------    --------------
                                              1996     1995     1996     1995
                                              ----     ----    -----    -----
   Used by International Paper facilities      210      255      440      569
   Resold by International Paper                57      122      214      278
   Sold to unaffiliated parties                472      362      975      760
                                               ---      ---    -----    -----
                                               739      739    1,629    1,607
                                               ===      ===    =====    =====

Liquidity and Capital Resources

IPT had cash and temporary investments of $11.0 million, a current payable to International Paper of $8.8 million, notes receivable from International Paper of $79.8 million and demand notes payable to International Paper of $146.3 million at June 30, 1996. The notes payable represent borrowings by the Secondary Account. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                               June 30, 1996                December 31, 1995
                       -----------------------------  ------------------------------
                       Primary  Secondary             Primary   Secondary
                       Account   Account     Total    Account    Account     Total
                       -------  ---------  ---------  --------  ---------  ---------
Cash and temporary
   investments         $10,167  $     854  $  11,021  $  6,806   $ 5,093   $ 11,899
Notes receivable -
   International Paper  79,797                79,797   288,587    82,791    371,378
Due from (to)
   International Paper   1,605    (10,412)    (8,807)   14,691    (7,398)     7,293
Notes Payable -
   International Paper           (146,304)  (146,304)
                       -------  ---------  ---------  --------   -------   --------
                       $91,569  $(155,862) $ (64,293) $310,084   $80,486   $390,570
                       =======  =========  =========  ========   =======   ========
Total per Class A Unit                     $    1.74                       $   6.41
                                           =========                       ========

The decrease in Primary Account liquid assets reflects the payment of a $9.75 per Class A Unit special distribution on May 15, 1996.

In addition, current assets at June 30, 1996 and December 31, 1995, included $.3 million of accounts receivable for both periods and $ 31.1 million and $22.7 million, respectively of notes receivable, respectively, from parties other than International Paper, due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                           Primary    Secondary    IPT
                                           Account    Account     Total
Six Months Ended June 30, 1996             -------    ---------  --------
- - ------------------------------
Cash provided by operations                $131,727   $(13,002)  $118,725
Investment in forestlands and roads          (1,769)   (15,589)   (17,358)
IPTO general partners' interest in above     (1,300)       286     (1,014)
                                           --------   --------   --------
Cash flow after capital expenditures        128,658    (28,305)  $100,353
Class A Unit allocation factor                   95%         4%  ========
                                           --------   --------
Class A Unit cash flow
  after capital expenditures               $122,226   $ (1,132)  $121,094
                                           ========   ========   ========
Distributions declared for Class A Units   $509,510              $509,510
                                           ========              ========
Six Months Ended June 30, 1995
- - ------------------------------
Cash provided by operations                $142,631   $(10,219)  $132,412
Investment in forestlands and roads          (4,698)   (10,128)   (14,826)
IPTO general partners' interest in above     (1,379)       203     (1,176)
                                           --------   --------   --------
Cash flow after capital expenditures        136,554    (20,144)  $116,410
Class A Unit allocation factor                   95%         4%  ========
                                           --------   --------
Class A Unit cash flow
  after capital expenditures               $129,726   $   (806)  $128,920
                                           ========   ========   ========
Distributions declared for Class A Units   $252,665              $252,665
                                           ========              ========

In July, IPT declared a cash distribution of $.50 per Class A Unit for the second calendar quarter of 1996. This distribution is payable on August 15, 1996 to holders of record as of July 31, 1996. The decrease in regular quarterly distributions from $.72 per Class A Unit paid in 1995 reflects the loss of future earnings contributions from the western forestlands included in the subsidiary partnership interest that was sold in March 1996.

In April 1996, IPT declared a special distribution of $9.75 per Class A Unit that was paid on May 15, 1996.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $50 million for 1996.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        (3) Second Amended and Restated Agreement of Limited Partnership of IP Timberlands Operating Company, Ltd.

        (10) Second Amended and Restated Agreement of Limited Partnership of West Coast Forest Resources Limited Partnership

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

                                       IP Timberlands, Ltd.
                                       By: IP Forest Resources Company
                                       Managing General Partner
                                             (Registrant)

Date: August 14, 1996                  By: /s/ James W. Guedry
                                           ----------------------------
                                           James W. Guedry
                                           Vice President and Secretary

Date: August 14, 1996                  By: /s/ Frederick L. Bleier
                                           ------------------------
                                           Frederick L. Bleier
                                           Treasurer and Controller
                                           and Chief Financial and
                                           Accounting Officer