Form 10-Q
period 1996-09-30
IP TIMBERLANDS LTD
filed 1996-11-12
CIK 761860

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



--------------------------------------------------------------------------------



                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996           Commission file number:1-8859


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

                                 Yes   X    No ___
                                     -----

     Class A Depositary Units outstanding on October 31, 1996: 46,445,729

                             IP TIMBERLANDS, Ltd.

                                     INDEX
                                                                        Page No.

PART I.            Financial Information


Item 1.            Financial Statements                                    3


                   Consolidated Statement of Earnings -                    4
                   Three Months and Nine Months Ended
                   September 30, 1996 and 1995


                   Consolidated Balance Sheet -                            5
                   September 30, 1996 and December 31, 1995


                   Consolidated Statement of Cash Flows -                  6
                   Nine Months Ended September 30, 1996 and 1995


                   Notes to Consolidated Financial Statements            7 - 9


Item 2.            Management's Discussion and Analysis of              10 - 12
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

PART I. Financial Information


ITEM 1. Financial Statements


The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of September 30, 1996, and the results of operations for the quarter and nine months ended September 30, 1996. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1995, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                             IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands - except per unit data)
                                  (Unaudited)


                                             Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                          ----------------------     ---------------------

                                             1996         1995         1996        1995
                                          ---------     --------     --------    ---------
Revenues
Stumpage sales
  International Paper                     $  26,455     $ 49,508     $ 89,712    $ 148,440
  Unaffiliated parties                       46,050       24,781      108,931       74,813
Forestland sales                                449          250        6,421        1,178
Other income, net                            10,345        7,698       16,142       13,005
                                          ---------     --------     --------    ---------
  Total revenues                             83,299       82,237      221,206      237,436
                                          ---------     --------     --------    ---------
Operating Costs and Expenses
Depletion
  International Paper                         2,261        3,243        6,455        9,308
  Unaffiliated parties                        5,029        3,550       12,165        9,072
Cost of forestlands sold                         15           17          383          101
Amortization of roads                           410          528        1,393        1,602
Forest operations                            11,046       11,488       32,982       32,011
General and administrative                    4,505        5,165       14,129       15,879
Property and severance taxes                  3,086        3,871        9,909       11,503
                                          ---------     --------     --------    ---------
  Total operating costs and expenses         26,352       27,862       77,416       79,476
                                          ---------     --------     --------    ---------
                                             56,947       54,375      143,790      157,960

Gains on Sales of Partnership Interests                               656,654
                                          ---------     --------     --------    ---------

Operating Earnings                           56,947       54,375      800,444      157,960

Interest Income                               4,125        4,440       15,696       15,686
Interest Expense                             (3,096)                  (14,465)
General Partners' Interest in IPTO             (562)        (588)      (1,568)      (1,736)
                                          ---------     --------     --------    ---------
Net Partnership Earnings                  $  57,414     $ 58,227     $800,107    $ 171,910
                                          =========     ========     ========    =========


Earnings per Class A Unit (Note 6)        $    1.23     $   1.33     $   7.87    $    3.96
                                          =========     ========     ========    =========

The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, Ltd.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  (Unaudited)

                                             September 30,     December 31,
                                                 1996             1995
                                             -------------     -----------
Assets

Current Assets
  Cash and temporary investments             $    7,763        $   11,899
  Notes receivable - International Paper        126,112           371,378
  Due from International Paper                                      7,293
  Accounts and notes receivable                  10,574            23,558
                                             ----------        ----------

  Total current assets                          144,449           414,128

Notes Receivable                                    295             1,027
Forestlands                                     663,509           734,200
Roads, net of accumulated amortization of
     $31,579 (1996) and $49,618 (1995)           23,446            38,026
                                             ----------        ----------

Total Assets                                 $  831,699        $1,187,381
                                             ==========        ==========


Liabilities and Partners' Capital

Current Liabilities
  Accounts payable and accrued liabilities   $    7,358        $      372
  Accrued interest                                                  5,983
  Accrued property and severance taxes            6,077             6,286
  Due to International Paper                     10,587
  Notes payable - International Paper           141,500
  Customer advance payments                       3,506             3,797
                                             ----------        ----------

  Total current liabilities                     169,028            16,438

Long-Term Debt                                                    750,000

Lease Obligations                                 1,247             1,231

General Partners' Interest in IPTO               29,038            26,662

Partners' Capital
  General partners                               28,179            25,786
  Limited partners                              604,207           367,264
                                             ----------        ----------

Total Liabilities and Partners' Capital      $  831,699        $1,187,381
                                             ==========        ==========

The accompanying notes are an integral part of these financial statements.

                             IP TIMBERLANDS, Ltd.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                            --------------------------
                                                 1996           1995
                                            -----------    -----------

Operating Activities
Net Partnership earnings                    $   800,107    $   171,910
Noncash items
  Depletion                                      18,620         18,380
  Cost of forestlands sold                          383            101
  Amortization of roads                           1,393          1,602
  Gain on sale of partnership interest         (638,205)
  Other, net                                      6,085            981
Changes in current assets and liabilities
  Accounts and notes receivable                  13,716          6,086
  Due to/from International Paper                17,880         (4,141)
  Customer advance payments                        (291)        (1,156)
  Accrued interest payable                       (5,983)
  Other, net                                    (13,500)         2,492
                                            -----------    -----------

  Cash provided by operations                   200,205        196,255
                                            -----------    -----------

Investment Activities
Investment in forestlands and roads             (26,285)       (21,874)
Loans to International Paper                   (637,081)      (172,757)
Loan repayments by, and borrowings from,

  International Paper                         1,023,847        302,452
                                            -----------    -----------

  Cash provided by investment activities        360,481        107,821
                                            -----------    -----------

Financing Activities
Distributions to partners of IPT and IPTO      (564,822)      (304,206)
                                            -----------    -----------

Change in Cash and Temporary Investments         (4,136)          (130)

Cash and Temporary Investments
  Beginning of the period                        11,899          7,922
                                            -----------    -----------

  End of the period                         $     7,763    $     7,792
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

2.       Transactions with International Paper

         The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended September 30, 1996 and 1995 were $2.2 million and $2.3 million, respectively and for the nine-month periods ended September 30, 1996 and 1995 were $7.4 million and $7.0 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

         Interest income from notes receivable from International Paper for the quarters ended September 30, 1996 and 1995 was $1.4 million and $4.3 million, respectively, and for the nine-month periods ended September 30, 1996 and 1995 was $ 10.4 million and $15.2 million, respectively. The decrease in interest income was due to lower loan balances. Interest expense from notes payable to International Paper for the quarter and year-to-date ended September 30, 1996 was $3.1 million.

3.       Temporary Investments

         Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at September 30, 1996 and December 31, 1995 were $6.4 million and $6.5 million, respectively.

4.       Receivables

         The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                       September 30,      December 31,

                                           1996                1995
                                         ------              -------
                                               (In thousands)

Notes receivable - trade                 $ 6,257             $22,730
Accounts receivable - trade                1,509                 275
Accrued interest and other receivables     2,808                 553
                                         -------             -------
                                         $10,574             $23,558
                                         =======             =======

         Notes receivable-trade at December 31, 1995 included $18.5 million from a fourth-quarter bulk sale.

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

6.       Computation of Earnings Per Class A Unit

         The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                         Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                     ----------------------    ---------------------------
                                         1996         1995         1996             1995
                                        ------       ------       ------           ------
Allocation to Primary Account        $  60,398    $  65,295    $ 366,718        $ 194,605
Allocation to Secondary Account         (2,984)      (7,068)     433,389          (22,695)
                                     ---------    ---------    ---------        ---------

Net Partnership Earnings                57,414       58,227      800,107          171,910

                                     ---------    ---------    ---------        ---------

  95% of the Primary Account(1)         57,378       62,030      348,382          184,875
  4% of the Secondary Account(1)          (119)        (283)      17,336             (908)
                                     ---------    ---------    ---------        ---------
Earnings Allocated to
Class A Limited Partners             $  57,259    $  61,747    $ 365,718(2)      $183,967
                                     =========    =========    =========         ========

Weighted Average Class A
Units Outstanding                       46,446       46,446       46,446           46,446
                                     =========    =========    =========         ========

Earnings Per Class A Unit            $    1.23    $    1.33    $    7.87(2)     $    3.96
                                     =========    =========    =========        =========

     1 Class B units are allocated 4% of Primary Account and 95% of Secondary
       Account earnings. The general partners are allocated 1% of each account.

     2 Includes $203 million, or $4.37 per Class A Unit, from the sale of a subsidiary partnership interest.

7.       Partners' Capital

         The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                    Partners' Capital
                                       ----------------------------------------
                                          General       Limited
                                          Partners      Partners        Total
                                       -------------   -----------   ----------
Nine Months Ended September 30, 1996
  Balance - January 1, 1996            $    25,786    $   367,264   $   393,050
  Net earnings for the period                8,001        792,106       800,107
  Partner distributions                     (5,608)      (555,163)     (560,771)
                                       -----------    -----------   -----------

    Balance - September 30, 1996       $    28,179    $   604,207   $   632,386
                                       ===========    ===========   ===========


Nine Months Ended September 30, 1995
  Balance - January 1, 1995            $    33,651    $ 1,145,938   $ 1,179,589
  Net earnings for the period                1,719        170,191       171,910
  Partner distributions                     (3,012)      (298,151)     (301,163)
                                       -----------    -----------   -----------

    Balance - September 30, 1995       $    32,358    $ 1,017,978   $ 1,050,336

                                       ===========    ===========   ===========


Distributions in 1996 include a special distribution paid on May 31 of $9.75 per Class A Unit.

The authorized and outstanding Class A and B Depositary Units at September 30, 1996 and 1995, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total Partnership revenues for the third quarter of 1996 were $83.3 million compared with $82.2 million for the same period of 1995. Revenues from stumpage sales were $72.5 million in the third quarter of 1996 compared with $74.3 million in 1995. Although harvest volumes and prices were higher in the third quarter of 1996 than in the same quarter of 1995 for the Partnership's southern and northeastern regions, the loss of earnings contributions from the Partnership's western region kept stumpage sales revenues approximately at 1995 levels. Net Partnership earnings of $57.4 million were slightly lower than the third quarter 1995 level of $58.2 million due mainly to $3.1 million of interest expense on notes payable to International Paper.

In the South, 25% higher harvest volumes combined with 12% higher average prices led to 41% higher revenues from stumpage sales than in the 1995 third quarter. This increase reflects a $21.5 million bulk sale of mostly mature pine stumpage on approximately 8,700 acres in southeastern Louisiana. Approximately two-thirds of the earnings from this sale were attributable to the Class A Units. In the Northeast, harvest volumes for the third quarter of 1996 were comparable to that for the same period of 1995. Stumpage sales in this region were 7% higher than in 1995 due to higher prices.

With the sale in March 1996 of a subsidiary partnership interest that included all of the Partnership's western forestlands, no significant subsequent earnings contributions were generated from this region in 1996.

Forestland sales were minimal in both the 1996 and 1995 third quarters.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):


                               Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                               -------------------   -------------------
                                  1996      1995       1996        1995
                               --------   --------   --------   --------
Stumpage Sales
  Primary Account              $ 64,716   $ 74,289   $190,854   $223,226
  Secondary Account               7,789                 7,789         27
                               --------   --------   --------   --------

                               $ 72,505   $ 74,289   $198,643   $223,253
                               ========   ========   ========   ========

Forestland Sales
  Primary Account              $    103   $          $    753   $    629
  Secondary Account                 346        250      5,668        549
                               --------   --------   --------   --------

                               $    449   $    250   $  6,421   $  1,178
                               ========   ========   ========   ========


Operating Costs and Expenses
  Primary Account              $ 14,580   $ 18,828   $ 45,352   $ 49,817
  Secondary Account              11,772      9,034     32,064     29,659
                               --------   --------   --------   --------

                               $ 26,352   $ 27,862   $ 77,416   $ 79,476
                               ========   ========   ========   ========


Stumpage sales attributable to the Secondary Account in 1996 related to a bulk sale in the third quarter that included timber that was not scheduled to be harvested during the Initial Term.

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

Sales volumes attributable to timber sales were (in thousand cunits):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------     -----------------
                                          1996    1995           1996    1995
                                          ----    ----           ----    ----
Used by International Paper facilities     295     301            735     870
Resold by International Paper              146     160            360     438
Sold to unaffiliated parties               594     455          1,569   1,215
                                         -----   -----          -----   -----
                                         1,035     916          2,664   2,523
                                         =====   =====          =====   =====


Liquidity and Capital Resources

IPT had cash and temporary investments of $7.8 million, a current payable to International Paper of $10.6 million, notes receivable from International Paper of $126.1 million and demand notes payable to International Paper of $141.5 million at September 30, 1996. The notes payable represent borrowings by the Secondary Account. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                              September 30,                                 December 31,
                                                  1996                                         1995
                              ----------------------------------------         ----------------------------------
                                  Primary      Secondary                          Primary     Secondary
                                  Account       Account        Total              Account     Account      Total
                              ----------------------------------------         ----------------------------------
Cash and temporary
   investments                 $     6,764   $     999   $     7,763           $     6,806   $  5,093    $ 11,899

Notes receivable -
   International Paper             120,581       5,531       126,112               288,587     82,791     371,378

Due from (to)
   International Paper               7,143     (17,730)      (10,587)               14,691     (7,398)      7,293

Notes payable -
   International Paper                        (141,500)     (141,500)
                              ------------   ---------      --------           -----------   --------    --------

                              $    134,488   $(152,700)  $   (18,212)          $   310,084   $ 80,486    $390,570
                              ============   =========   ===========           ===========   ========    ========


Total per Class A Unit                                   $      2.62                                     $   6.41
                                                         ===========                                     ========

The decrease in Primary Account liquid assets reflects the payment of a $9.75 per Class A Unit special distribution on May 15, 1996.

In addition, current assets at September 30, 1996 and December 31, 1995, included $1.5 million and $.3 million, respectively, of accounts receivable, and $6.3 million and $22.7 million, respectively, of notes receivable, from parties other than International Paper, due within the next 12 months.

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                             Primary      Secondary      IPT
                                             Account       Account      Total
                                           ---------     ---------    ---------
Nine Months Ended September 30, 1996
Cash provided by operations                $ 193,800     $   6,405    $ 200,205
Investment in forestlands and roads           (1,769)      (24,516)     (26,285)
IPTO general partners' interest in above      (1,920)          181       (1,739)
                                           ---------     ---------    ---------

Cash flow after capital expenditures         190,111       (17,930)   $ 172,181
                                                                      =========
Class A Unit allocation factor                    95%            4%
                                           ---------     ---------

Class A Unit cash flow
  after capital expenditures               $ 180,605     $    (717)   $ 179,888
                                           =========     =========    =========

Distributions declared for Class A Units   $ 522,515                  $ 522,515
                                           =========                  =========

Nine Months Ended September 30, 1995
Cash provided by operations                $ 216,506     $ (20,251)   $ 196,255
Investment in forestlands and roads           (5,013)      (16,861)     (21,874)
IPTO general partners' interest in above      (2,115)          371       (1,744)
                                           ---------     ---------    ---------

Cash flow after capital expenditures         209,378       (36,741)   $ 172,637
                                                                      =========
Class A Unit allocation factor                    95%            4%
                                           ---------     ---------

Class A Unit cash flow
  after capital expenditures               $ 198,909     $  (1,470)   $ 197,439
                                           =========     =========    =========


Distributions declared for Class A
  Units                                    $ 286,106                  $ 286,106
                                           =========                  =========



In October, IPT declared a cash distribution of $.50 per Class A Unit for the third calendar quarter of 1996. This distribution is payable on November 15, 1996 to holders of record as of October 31, 1996. The decrease in regular quarterly distributions from $.72 per Class A Unit paid in 1995 reflects the loss of future earnings contributions from the western forestlands included in the subsidiary partnership interest that was sold in March 1996.

In April 1996, IPT declared a special distribution of $9.75 per Class A Unit that was paid on May 15, 1996.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $35 million for 1996.

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

                                            IP Timberlands, Ltd.
                                            By:  IP Forest Resources Company
                                            Managing General Partner
                                                     (Registrant)




Date: November 12, 1996             By:            /s/ James W. Guedry
                                                   -------------------
                                                   James W. Guedry
                                                   Vice President and Secretary





Date: November 12, 1996             By:            /s/Frederick L. Bleier
                                                   ----------------------
                                                   Frederick L. Bleier
                                                   Treasurer and Controller
                                                   and Chief Financial and
                                                   Accounting Officer