Form 10-K405
period 1996-12-31
IP TIMBERLANDS LTD
filed 1997-03-31
CIK 761860

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                               ------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

FOR FISCAL YEAR ENDED DECEMBER 31, 1996               COMMISSION FILE NO. 1-8859

                            ------------------------

                              IP TIMBERLANDS, LTD.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                       13-3259241
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   TWO MANHATTANVILLE ROAD, PURCHASE, N.Y.                         10577
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                Class A Depositary Units                                  New York Stock Exchange

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    /X/

    The Aggregate market value of the Class A Depositary Unit of the Registrant as of March 21, 1997, held by non-affiliates of the Registrant was $91,243,750, calculated on the basis of the closing price on the Composite Tape on March 21, 1997. For this computation, the Registrant has excluded the market value of all Class A Depositary Units beneficially owned by International Paper Company, its subsidiaries, and all executive officers and directors of any of them and their associates as a group. Such exclusion is not to signify in any way that members of this group are "affiliates" of the Registrant.

    The number of shares outstanding of the Registrant, Class A Depositary Units as of March 21, 1997:

                      OUTSTANDING                                               IN TREASURY
--------------------------------------------------------  --------------------------------------------------------
                       46,445,729                                                   -0-

    The following documents are incorporated by reference into the parts of this report indicated below:

                       1996 ANNUAL REPORT TO UNITHOLDERS

(THE INSIDE FRONT COVER, PAGES 1 AND 7 THROUGH 18)       PARTS I, II, III AND IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    IP Timberlands, Ltd. (the "Registrant") is a Texas limited partnership formed by International Paper Company ("International Paper") to succeed to substantially all of International Paper's forest resources business. The Registrant's forest resources business includes the marketing and sale of forest products for use as sawlogs, poles and pulpwood. In addition, the Registrant may sell or exchange portions of its forestlands and may acquire additional properties for cash, additional units or other consideration.

    The Registrant operates through IP Timberlands Operating Company, Ltd., a Texas limited partnership ("IPTO"), in which the Registrant holds a 99% limited partner's interest. IP Forest Resources Company ("IPFR"), a wholly owned subsidiary of International Paper, is the managing general partner of the Registrant and IPTO, and International Paper is the special general partner of both. A further discussion of the Registrant's organization appears on the inside front cover and page 13 of the Annual Report to Unitholders (the "Annual Report"), which information is incorporated herein by reference.

DESCRIPTION OF PRINCIPAL PRODUCTS

    The Registrant's forestlands include merchantable forest products inventory, approximately 60% of which consists of commercial softwoods, principally southern pine in the South, and spruce and fir in the Northeast. A variety of hardwoods account for the remaining 40% of the inventory.

    The Registrant sells forest products to International Paper for use in its pulp mills and wood products plants and to third party customers.

    A discussion of the Registrant's harvest plan is presented on page 7 of the Annual Report, which information is incorporated herein by reference.

COMPETITION AND COSTS

    Log and wood fiber consuming facilities tend to purchase raw materials within relatively small geographic areas, generally within a 100-mile radius. Competitive factors within a market area generally include price, species, grade and proximity to wood-consuming facilities. The Registrant competes in the log and wood fiber market with numerous private industrial and non-industrial forestland owners as well as with the U.S. government, principally the U.S. Forest Service. Litigation involving endangered species and environmental concerns has caused a decline in government forest products sales volumes and market share in recent years and has resulted in additional demand and higher prices for private forestland owners.

    Many factors influence the Registrant's competitive position, including costs, prices, product quality and services.

MARKETING

    Consistent with International Paper's experience prior to the contribution of its forestlands to the Registrant, the Registrant has annually sold forest products from its lands to more than 500 purchasers other than International Paper. No unaffiliated customer accounted for more than 10% of annual revenues for the years 1996 and 1995.

    During 1996, 1995, and 1994, International Paper's facilities consumed approximately 29%, 31% and 30%, respectively, of the logs and wood fiber harvested from the Registrant's forestlands, which represented approximately 9%, 11% and 10%, respectively, of its manufacturing facilities' requirements during such periods. International Paper does not anticipate any change in its policy of relying on the Registrant's forestlands as an important source of raw material for its manufacturing facilities, although it is unable to predict what portion of its requirements will be purchased from the Registrant in the future. In addition to sales to International Paper for use in its manufacturing facilities, the Registrant sells trees to International Paper that are harvested and resold by International Paper to unaffiliated purchasers as logs, poles or pulpwood.

    Additional information on marketing activities, including related parties and major customers, appears on pages 7, 13 and 14 of the Annual Report, which information is incorporated herein by reference.

ENVIRONMENTAL PROTECTION AND SUSTAINABLE FOREST MANAGEMENT

    Management of the Registrant's forestlands to protect the environment and maintain the health of its forestlands is a continuing commitment of the Registrant. The Registrant expends considerable efforts to comply with regulatory requirements and applicable best management practices regarding the use of pesticides, protection of wetlands, protection of wildlife and biodiversity and minimization of stream sedimentation and soil erosion. From time to time the Registrant volunteers to, or may be required to, clean up certain solid waste sites on its forestlands, created by the general public. Forests are managed in accordance with the Registrant's and International Paper's Sustainable Forestry Guidelines which were developed in 1995, based on the American Forest and Paper Association's Sustainable Forestry Principles, which were adopted by International Paper and the Registrant in 1994. Environmental protection and forest management costs and capital expenditures have not been significant and are not expected to be significant in the future.

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

ITEM 2. PROPERTIES

FORESTLANDS

    Forestlands include approximately 5,034,000 acres owned in fee (excluding any interest in underlying minerals) and approximately 532,000 acres held under long-term deeds and leases (terms of three years or longer). These forestlands are located in 12 states in two major regions of the United States. In the southern and southeastern United States, forestlands are located in seven states, including approximately 3,571,000 acres owned in fee and approximately 531,000 acres held under long-term deeds and leases. In the Northeast, forestlands are located in Maine, New York, Pennsylvania, Vermont and New Hampshire, including approximately 1,463,000 acres owned in fee and approximately 1,400 acres held under long-term deeds and leases. The deeds and leases held by the Registrant do not include deeds and leases with terms of less than three years which are managed by International Paper in connection with short-term wood procurement for its manufacturing facilities.

    In March 1996, the Registrant sold a 98% general partnership interest in a subsidiary partnership owning all of Registrant's Western region assets. Additional information on the sale of the Western assets appears on pages 7, 9 and 14 of the Annual Report, which information is incorporated herein by reference.

CAPITAL INVESTMENTS

    Discussion of the Registrant's capital investments can be found on pages 8 and 9 of the Annual Report, which information is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The market and cash distribution data on the Registrant's Class A Depositary Units are set forth below and on the inside front cover and page 17 of the Annual Report and are incorporated herein by reference.

    As of March 21, 1997, there were 2837 holders of record of the Registrant's Class A Depositary Units.

    Set forth below are the market price ranges for each quarter of 1996 and 1995 for the Class A Depositary Units on the New York Stock Exchange Composite Index.

QUARTER                                                                 1996                  1995
--------------------------------------------------------------  --------------------  --------------------
                                                                  HIGH        LOW       HIGH        LOW
                                                                ---------  ---------  ---------  ---------
1st...........................................................  24 7/8     20 1/2     26 1/2     21 7/8
2nd...........................................................  25 7/8     12 1/2     23 1/4     19 1/4
3rd...........................................................  13 7/8     12 5/8     23 1/2     21 3/8
4th...........................................................  14         11 7/8     23 3/4     20

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data for 1996, 1995 and 1994 is set forth on page 1 of the Annual Report and is incorporated herein by reference. Selected financial data for 1993 and 1992 is as follows (in thousands, except per unit data):

                                                                        1993          1992
                                                                    ------------  ------------
Total Revenues....................................................  $    426,034  $    297,023
Net Partnership Earnings..........................................       322,850       206,318
Earnings per Class A Unit.........................................          5.94          3.42
Distributions per Class A Unit....................................          6.88          2.88
Total Assets......................................................  $  1,094,033  $  1,115,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's review and comments on the consolidated financial statements are set forth on pages 7 through 9 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's consolidated financial statements, the notes thereto and the report of independent public accountants are set forth on pages 10 through 16 and 18 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

FORWARD-LOOKING INFORMATION

    THIS 1996 ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING REGISTRANT'S BUSINESS PROSPECTS, POSSIBLE DECLINES

IN DISTRIBUTIONS AND THE PRICE OF THE CLASS A UNITS. OVERALL MARKET CONDITIONS COULD INFLUENCE THE EXPECTED PRICE DECLINE OF THE CLASS A UNITS AND THE POSSIBILITY OF A DECLINE IN THE DISTRIBUTIONS TO CLASS A UNITHOLDERS.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of IPFR(1) and their business experiences are as set forth below(2):

    John T. Dillon, 58, Chairman and Chief Executive Officer of IPFR since 1996. He became Chairman and Chief Executive Officer of International Paper in 1996. Prior to that he was executive vice president - packaging from 1987 to 1995 when he assumed the position of president and chief operating officer of International Paper. He is also a director of Caterpillar Inc., and he is Chairman of the Board of The National Council on Economic Education.

DIRECTOR SINCE MARCH 31, 1996

**Thomas C. Graham, 70, Consultant. Retired Chairman of the Board of AK Steel Corporation. Previously, he was Chairman and Chief Executive Officer, elected to those posts concurrent with the formation of AK Steel, a publicly held corporation which emerged from the privately-held Armco Steel Company, L.P. in April of 1994. He had been named president and chief executive officer of Armco Steel in June 1992. He was formerly chairman and chief executive officer of Washington Steel Corporation until 1992. He is a director of Hershey Foods Corporation and International Paper Company.

DIRECTOR SINCE APRIL 12, 1994

**Jane C. Pfeiffer, 64, Management Consultant. She is a director of Ashland, Inc., International Paper Company, J.C. Penney Company, Inc., and The Mutual Life Insurance Company of New York. She is a trustee of the Conference Board, the University of Notre Dame and the Overseas Development Council and a member of The Council on Foreign Relations.

DIRECTOR SINCE FEBRUARY 1, 1990

**Roger B. Smith, 71, Retired Chairman and Chief Executive Officer of General Motors Corporation from 1981 to 1990. He is a director of International Paper Company and Johnson & Johnson. He is a member of The Business Council and is a trustee of the Michigan Colleges Foundation, Inc. and the Sloan Foundation.(3)

DIRECTOR SINCE APRIL 12, 1994

------------------------

(1) Managing Partner of the Registrant

(2) Arthur G. Hansen, a director of IPFR since Feb. 1, 1990 retired on February 11, 1997.

(3) Roger B. Smith, a director of IPFR since April 12, 1994 will retire from the Board on July 12, 1997.

** Member of the Audit Committee of IPFR. The Audit Committee reviews policies and practices of the Registrant dealing with various matters (including accounting and financial practices) as to which conflicts of interest with the special general partner may arise. The Audit Committee consists of nonemployee directors of IPFR.

                               EXECUTIVE OFFICERS
                              AS OF MARCH 31, 1997
               INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD*,
               AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

    EDWARD J. KOBACKER, 58, president since August 1992. He was general manager and group executive of the kraft paper group of International Paper from 1987 to 1992, when he assumed his current position and was elected vice president and general manager-forestlands division of International Paper.

    FREDERICK L. BLEIER, 48, treasurer and controller since July 1993; controller from 1991. He has been sector controller-forest products of International Paper since July 1993. He was director-corporate accounting of International Paper from 1990 to 1993. He joined International Paper as manager-financial reporting in 1988.

ITEM 11. EXECUTIVE COMPENSATION

    The three nonemployee directors of IPFR receive a retainer of $7,000 per year plus a fee of $1,200 for each IPFR Board and committee meeting attended. These fees are paid by IPFR. The Registrant has no employees. All management and services are performed by International Paper on behalf of the Registrant. International Paper pays the personnel used in the Registrant's business, with certain expenses reimbursed to it by the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Registrant knows of no one owning beneficially more than five percent (5%) of the Registrant's Class A Depositary Units except International Paper, which owns approximately eight-four percent (84%). The following table shows, as of March 21, 1997, the number of Class A Depositary Units in the Registrant that were beneficially owned (as defined by the Securities and Exchange Commission) or otherwise claimed by current IPFR directors and by all IPFR directors and executive officers as a group.

                                                                  UNITS
                                                              BENEFICIALLY       PERCENT OF TOTAL CLASS A
                NAME OF INDIVIDUAL OR GROUP                     OWNED (1)      DEPOSITARY UNITS OUTSTANDING
------------------------------------------------------------------------------------------------------------
J.C. Pfeiffer..............................................           300     No director or officer owns as
All directors and executive officers as a group............           300     much as 1/10 of 1%

    The certificate of incorporation of IPFR ("IPFR Charter") provides for two classes of common stock: Class A Common Stock and Class B Common Stock, of which International Paper is the sole owner. The Class B Common Stock possesses exclusive voting rights and the holder or holders thereof are entitled to cumulative voting for the election of directors of IPFR. Except with respect to voting rights, the Class B Common Stock of IPFR is equal in all other respects to the Class A Common Stock of IPFR. However, the Class B Common Stock represents only .00005 of 1% of the total authorized Common Stock of IPFR, all of which has been issued and is outstanding.

------------------------
(1) Ownership shown includes securities over which the individual has or shares, directly or indirectly, voting or investment powers, including units owned by a spouse or relatives and ownership by trusts for the benefit of such relatives, as required to be reported by the Securities and Exchange Commission. Certain individuals may disclaim beneficial ownership of some of these units, but they are included for the purpose of computing the holdings and the percentages of Class A Depositary Units owned.
* Officers of IPFR are elected to hold office until the next annual meeting of the board of directors and until election of successors, subject to removal by the board.

    The IPFR Charter further provides that in the event International Paper owns, or as a result of certain events would own, less than 50% of either the outstanding Class A Depositary Units or Class B Depositary Units, then (i) International Paper must sell all of the shares of Class B Common Stock to the directors of IPFR, on a pro rata basis, at a price equal to $100.00 per share in cash; (ii) any director who does not purchase his pro rata shares of Class B Common Stock must resign; and (iii) the directors of IPFR are then required, as soon as practicable but not later than the next annual meeting of stockholders of IPFR, to vote or cause their shares of Class B Common Stock to be voted to elect a Board of Directors of IPFR comprised entirely of persons who are not employees, officers, directors or affiliates of International Paper or of any affiliate of International Paper (other than IPFR). Each director of IPFR is further required to execute a voting trust agreement, pursuant to which transfer of ownership in the Class B Common Stock is restricted to persons who are directors of IPFR. In order to maintain the independence of IPFR's Board of Directors, the IPFR Charter further provides that (i) each director, upon resigning as a director of IPFR, must sell his shares of Class B Common Stock to IPFR, and (ii) each subsequent director elected to replace any director so resigning must similarly purchase shares of Class B Common Stock and enter into the voting trust agreement and stockholders' agreement described above. International Paper believes that the foregoing arrangement for the possible ownership of the Class B Common Stock of IPFR assists in reducing the potential for conflicts of interests should International Paper's ownership of units decrease significantly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    A description of certain relationships and related transactions is set forth on pages 13 through 16 of the Annual Report and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  EXHIBITS
-----------
   (13)      1996 Annual Report to Unitholders of the Registrant
   (24)      Power of Attorney
   (27)      Financial Data Schedule

REPORTS ON FORM 8-K

    None.

FINANCIAL STATEMENT SCHEDULES

    The consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1996, together with the report thereon of Arthur Andersen LLP, dated February 7, 1997, appearing on pages 10 through 16 and 18 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2, 5 through 8 and 13, the Annual Report is not to be deemed filed as part of this report.

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

                                IP TIMBERLANDS, LTD.

                                By:  IP Forest Resources Company
                                     (as managing general partner)

                                By:               JAMES W. GUEDRY
                                     -----------------------------------------
                                                  James W. Guedry,
                                             VICE PRESIDENT & SECRETARY

March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

        JOHN T. DILLON          Chairman of the Board
------------------------------    Chief Executive             March 28, 1997
       (John T. Dillon)           Officer and Director

      THOMAS C. GRAHAM*
------------------------------  Director                      March 28, 1997
      (Thomas C. Graham)

      JANE C. PFEIFFER*
------------------------------  Director                      March 28, 1997
      (Jane C. Pfeiffer)

       ROGER B. SMITH*
------------------------------  Director                      March 28, 1997
       (Roger B. Smith)

     FREDERICK L. BLEIER        Treasurer & Controller and
------------------------------    Chief Financial and         March 28, 1997
    (Frederick L. Bleier)         Accounting Officer

*By:       JAMES W. GUEDRY
      -------------------------
          (James W. Guedry,
          ATTORNEY-IN-FACT)

                                     [LOGO]

              PRINTED ON HAMMERMILL PAPERS, ACCENT OPAQUE, 50 LBS.
             HAMMERMILL PAPERS IS A DIVISION OF INTERNATIONAL PAPER