Form 10-Q
period 1997-03-31
IP TIMBERLANDS LTD
filed 1997-05-15
CIK 761860

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549
 ____________________________________________________________________________

                                   FORM 10-Q

                 Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 For Quarter Ended March 31, 1997             Commission file number:1-8859

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

                Yes   X                        No
                    ----                          -----

     Class A Depositary Units outstanding on April 30, 1997: 46,445,729

                          IP TIMBERLANDS, Ltd.

                                  INDEX


                                                             PAGE NO.
                                                             --------

PART I.       Financial Information

Item 1.       Financial Statements                               3

              Consolidated Statement of Earnings -               4
              Three Months Ended March 31, 1997
              and 1996

              Consolidated Balance Sheet -                       5
              March 31, 1997 and December 31, 1996

              Consolidated Statement of Cash Flows -             6
              Three Months Ended March 31, 1997 and
              1996

              Notes to Consolidated Financial                  7-9
              Statements

Item 2.       Management's Discussion and Analysis            10-12
              of Financial Condition and Results of
              Operations

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

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of March 31, 1997, and the results of operations for the quarter ended March 31, 1997. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1996, which has been previously filed with the Commission.

    The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                              IP TIMBERLANDS, Ltd.

                       CONSOLIDATED STATEMENT OF EARNINGS

                      (In thousands--except per unit data)
                                  (Unaudited)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              ---------------------
                                                1997        1996
                                              ---------  ----------
Revenues
Stumpage sales
  International Paper.......................  $  30,412  $   43,787
  Unaffiliated parties......................     45,577      33,710
Forestland sales............................        135       1,870
Other income, net...........................      1,244       1,741
                                               ---------  ----------
  Total revenues............................     77,368      81,108
                                               ---------  ----------
Operating Costs and Expenses
Depletion
  International Paper.......................      2,325       2,464
  Unaffiliated parties......................      8,806       3,682
Cost of forestlands sold....................         16         114
Amortization of roads.......................        435         555
Forest operations...........................     10,973      11,060
General and administrative..................      4,744       5,369
Property and severance taxes................      3,244       3,786
                                               ---------  ----------
  Total operating costs and expenses........     30,543      27,030
                                               ---------  ----------
                                                 46,825      54,078
Gains on Sales of Partnership Interests.....     15,000     638,205
                                               ---------  ----------
Operating Earnings..........................     61,825     692,283
Interest Income.............................      6,301       5,850
Interest Expense............................     (7,406)    (11,349)
General Partners' Interest in IPTO..........       (651)       (484)
                                               ---------  ----------
Net Partnership Earnings....................  $  60,069  $  686,300
                                               ---------  ----------
                                               ---------  ----------
Earnings per Class A Unit (Note 7)..........  $    1.26  $     5.66
                                               ---------  ----------
                                               ---------  ----------

   The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, Ltd.

                           CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  -----------
Assets
Current Assets
  Cash and temporary investments.................................  $      8,318   $    7,843
  Notes receivable--International Paper..........................       299,341      259,351
  Due from International Paper...................................         2,948       15,071
  Accounts and notes receivable..................................        26,250        8,228
                                                                   ------------  -----------
  Total current assets...........................................       336,857      290,493
Notes Receivable.................................................           349           42
Forestlands......................................................       783,908      660,369
Roads, net of accumulated amortization of $32,428 (1997) and
  $31,994 (1996).................................................        25,375       25,144
                                                                   ------------  -----------
Total Assets.....................................................  $  1,146,489   $  976,048
                                                                   ------------  -----------
                                                                   ------------  -----------
Liabilities and Partners' Capital
Current Liabilities
  Accounts payable and accrued liabilities.......................  $      6,292   $    6,719
  Accrued interest...............................................         3,529        3,541
  Accrued property and severance taxes...........................         4,994        5,550
  Customer advance payments......................................         7,559        3,266
                                                                   ------------  -----------
  Total current liabilities......................................        22,374       19,076
Long-Term Debt...................................................       450,000      450,000
Lease Obligations................................................         1,611        1,241
Series A Preference Units in IPTO................................       130,744
General Partners' Interest in IPTO...............................        30,941       30,536
Partners' Capital
  General partners...............................................        26,964       26,607
  Limited partners...............................................       483,855      448,588
                                                                   ------------  -----------
Total Liabilities and Partners' Capital..........................  $  1,146,489   $  976,048
                                                                   ------------  -----------
                                                                   ------------  -----------

   The accompanying notes are an integral part of these financial statements.

                          IP TIMBERLANDS, Ltd.

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Operating Activities
Net Partnership earnings..............................................  $   60,069  $  686,300
Noncash items
  Depletion...........................................................      11,131       6,146
  Cost of forestlands sold............................................          16         114
  Amortization of roads...............................................         435         555
  Gain on sale of partnership interest................................                (638,205)
  Other, net..........................................................       2,222       2,506
Changes in current assets and liabilities
  Accounts and notes receivable.......................................     (18,329)     12,598
  Due from International Paper........................................      12,123        (658)
  Accrued interest payable............................................         (12)     (5,983)
  Customer advance payments...........................................       4,293        (729)
  Other, net..........................................................        (613)       (782)
                                                                        ----------  ----------
  Cash provided by operations.........................................      71,335      61,862
                                                                        ----------  ----------
Investment Activities
Investment in forestlands and roads...................................      (6,178)     (6,217)
Loans to International Paper..........................................    (104,937)    (72,449)
Repayment of loans by International Paper.............................      64,947      52,539
                                                                        ----------  ----------
  Cash used for investment activities.................................     (46,168)    (26,127)
                                                                        ----------  ----------
Financing Activities
Distributions to partners of IPT and IPTO.............................     (24,692)    (38,758)
                                                                        ----------  ----------
Change in Cash and Temporary Investments..............................         475      (3,023)
Cash and Temporary Investments
  Beginning of the period.............................................       7,843      11,899
                                                                        ----------  ----------
  End of the period...................................................  $    8,318  $    8,876
                                                                        ----------  ----------
                                                                        ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. ORGANIZATION

    IP Timberlands, Ltd. (the "Registrant" or "IPT") is a Texas limited partnership. IP Forest Resources Company ("IPFR"), a wholly owned subsidiary of International Paper, is the managing general partner of the Registrant and International Paper is the special general partner.

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

2. TRANSACTIONS WITH INTERNATIONAL PAPER

    The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended March 31, 1997 and 1996 were $2.3 million and $2.9 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

    Interest income from notes receivable with International Paper for the quarters ended March 31, 1997 and 1996 was $3.8 and $5.6 million, respectively. The decrease in interest income in 1997 was due to lower loan balances and lower interest rates.

3. TEMPORARY INVESTMENTS

    Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at March 31, 1997 and December 31, 1996 were $6.4 million and $6.9 million, respectively.

4. RECEIVABLES

    The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                                      MARCH 31,   DECEMBER 31,
                                                                        1997         1996
                                                                      ---------  -------------
                                                                         (IN THOUSANDS)

Notes receivable--trade..............................................  $  18,847    $   2,763
Accounts receivable--trade...........................................      3,123          965
Accrued interest and other receivables...............................      4,280        4,500
                                                                       ---------       ------
                                                                       $  26,250    $   8,228
                                                                       ---------       ------
                                                                       ---------       ------

    Notes receivable--trade at March 31, 1997 included $12.2 million of short-term notes from sales in late March.

5. SERIES A PREFERENCE UNITS

    In March 1997, IPTO issued 13,074 Series A Preference Units with an agreed value of $130.7 million to Federal Paper Board Company ("Federal"), a wholly owned subsidiary of International Paper, in connection with the purchase from Federal of a timber deed covering approximately 116,000 acres. These units, which may be redeemed by IPTO at any time, require quarterly preferred return payments, based on an annual rate of 7.5% of the agreed value, that must be paid before distributions can be made to the Partnership's Class A or Class B unitholders. Since it is expected that all of the acres under the timber deed will be harvested prior to the end of the Initial Term, payment of the $130.7 million redemption (or $2.81 per Class A Unit) will be made from the Primary Account.

6. GAIN ON SALE OF PARTNERSHIP INTEREST

    In February 1997, the Partnership completed the sale of a special partnership interest relating to 14,539 acres of pine plantations in Arkansas and Texas. As a result of this sale, IPT recognized a gain of approximately $15 million. Approximately 14% of the earnings from this sale were attributed to the Class A Units.

    On March 29, 1996, a subsidiary partnership of IPT completed the sale of a 98% general partnership interest to R-H Timber Co. As a result of this transaction, IPT recognized a book gain of approximately $638 million, approximately $203 million or $4.37 per unit of which was allocated to the Class A Units. IPT retained a 1% interest in the partnership as well as a preferred interest. Class A unitholders have approximately a 30% share of the retained preferred interest, equal to about $.90 per Class A Unit.

7. COMPUTATION OF EARNINGS PER CLASS A UNIT

    The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1997         1996
                                                                       ---------  ------------
Allocation to Primary Account........................................  $  61,460  $    258,709
Allocation to Secondary Account......................................     (1,391)      427,591
                                                                       ---------  ------------
Net Partnership Earnings.............................................     60,069       686,300
                                                                       ---------  ------------
95% of the Primary Account(1)........................................     58,388       245,774
4% of the Secondary Account(1).......................................        (56)       17,104
                                                                       ---------  ------------
Earnings Allocated to Class A Limited Partners.......................  $  58,332  $  262,878(2)
                                                                       ---------  ------------
                                                                       ---------  ------------
Weighted Average Class A Units Outstanding...........................     46,446        46,446
                                                                       ---------  ------------
                                                                       ---------  ------------
Earnings Per Class A Unit............................................  $    1.26  $     5.66(2)
                                                                       ---------  ------------
                                                                       ---------  ------------


(1) Class B units are allocated 4% of Primary Account and 95% of Secondary Account earnings. The general partners are allocated 1% of each account.

(2) Includes $203 million, or $4.37 per Class A Unit, from the sale of a subsidiary partnership interest.

8. PARTNERS' CAPITAL

    The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                             PARTNERS' CAPITAL
                                                   -------------------------------------
                                                    GENERAL     LIMITED
                                                   PARTNERS     PARTNERS       TOTAL
                                                   ---------  ------------  ------------
Three Months Ended March 31, 1997
  Balance--January 1, 1997.......................  $  26,607  $    448,588  $    475,195
  Net earnings for the period....................        601        59,468        60,069
  Partner distributions..........................       (244)      (24,201)      (24,445)
                                                   ---------  ------------  ------------
  Balance--March 31, 1997........................  $  26,964  $    483,855  $    510,819
                                                   ---------  ------------  ------------
                                                   ---------  ------------  ------------
Three Months Ended March 31, 1996
  Balance--January 1, 1996.......................  $  25,786  $    367,264  $    393,050
  Net earnings for the period....................      6,863       679,437       686,300
  Partner distributions..........................       (352)      (34,849)      (35,201)
                                                   ---------  ------------  ------------
  Balance--March 31, 1996........................  $  32,297  $  1,011,852  $  1,044,149
                                                   ---------  ------------  ------------
                                                   ---------  ------------  ------------

    The authorized and outstanding Class A and Class B Depositary Units at March 31, 1997 and 1996, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

                                                             CLASS A DEPOSITARY UNITS OUTSTANDING
                                                            ---------------------------------------    CLASS B
                                                            INTERNATIONAL UNAFFILIATED                DEPOSITARY
                                                             PAPER AND       THIRD                      UNITS
                                                             AFFILIATES     PARTIES       TOTAL      OUTSTANDING
                                                            ------------  -----------  ------------  ------------
Number of Units...........................................   39,146,229    7,299,500     46,445,729    50,976,480
Percentage of total.......................................           84%          16%           100%          100%

    Under the terms of the Partnership Agreement, International Paper has the right to purchase, at any time, all outstanding Class A Units at a price equal to 133% of the market price at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Total Partnership revenues for the first quarter of 1997 were $77.4 million, down slightly from $81.1 million in 1996. Revenues from stumpage sales were $76.0 million in 1997, down 2% from $77.5 million for the comparable period of 1996. Net Partnership earnings totaled $60.0 million for the first quarter of 1997. First quarter earnings in 1996 of $686.3 million included a gain of $638.2 million from the sale of a 98% subsidiary partnership interest that included all of the Partnership's western forestlands. The decline in 1997 stumpage sales revenues reflects the loss of sales from the western operations.

    In the South, first quarter revenues from stumpage sales were 49% higher than in the comparable period of 1996. Harvest volumes were 44% greater than 1996 levels. Low fiber inventories at pulp and paper and lumber mills led to higher prices and strong demand for Partnership stumpage. Harvest volumes in the Northeast were lower than for the same period of 1996. However, higher average prices, due to strong demand from Canadian sawmills for high value sawlogs, offset the effects of lower volumes to push stumpage sales revenues 15% higher than in 1996.

    In February, the Partnership completed the sale of a special partnership interest relating to 14,539 acres of pine plantations in Arkansas and Texas. As a result of this sale, IPT recognized a gain of $15 million. Approximately 14% of the earnings from this sale were attributable to the Class A Units.

    Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             --------------------
                                               1997       1996
                                             ---------  ---------
Stumpage Sales
  Primary Account..........................  $  75,989  $  77,497
  Secondary Account........................     --         --
                                             ---------  ---------
                                             $  75,989  $  77,497
                                             ---------  ---------
                                             ---------  ---------
Forestland Sales
  Primary Account..........................  $       1  $  --
  Secondary Account........................        134      1,870
                                             ---------  ---------
                                             $     135  $   1,870
                                             ---------  ---------
                                             ---------  ---------
Operating Costs and Expenses
  Primary Account..........................  $  19,265  $  17,899
  Secondary Account........................     11,278      9,131
                                             ---------  ---------
                                             $  30,543  $  27,030
                                             ---------  ---------
                                             ---------  ---------


    Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.

    Volumes attributable to timber sales were (in thousand cunits):

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ----------------------
                                                         1997        1996
                                                      ---------   ---------
Used by International Paper facilities..............        294         230
Resold by International Paper.......................         78         157
Sold to unaffiliated parties........................        712         503
                                                      ---------   ---------
                                                          1,084         890
                                                      ---------   ---------
                                                      ---------   ---------

    Stumpage sales decreased in the 1997 first quarter despite higher volumes since the 1996 quarter included sales of higher value stumpage from the Partnership's former Western region. Depletion as a percent of stumpage sales increased in the 1997 first quarter due to sales of higher cost timber acquired from Federal Paper Board Company, while the western region sales in 1996 had a low cost basis.

    Interest expense for the 1997 first quarter was lower than in 1996 due to lower average borrowings. Cash payments for interest were $7.0 million in the first quarter of 1997 and $11.7 million in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    IPT had cash and temporary investments of $8.3 million, an intercompany account receivable from International Paper of $3.0 million and notes receivable from International Paper of $299.3 million, giving the Partnership $310.6 million in liquid assets at March 31, 1997. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                                                     MARCH 31,   DECEMBER 31,
                                                                        1997         1996
                                                                     ----------  ------------
Cash, temporary investments and current receivables
  Primary Account..................................................  $  205,311   $  171,508
  Secondary Account................................................     105,296      110,757
                                                                     ----------  ------------
                                                                     $  310,607   $  282,265
                                                                     ----------  ------------
                                                                     ----------  ------------
Total per Class A Unit.............................................  $     4.29   $     3.61
                                                                     ----------  ------------
                                                                     ----------  ------------

    In addition, current assets at March 31, 1997 and December 31, 1996 included $7.5 million and $5.5 million of accounts receivable, respectively, and $18.8 million and $2.7 million of notes receivable, respectively, from parties other than International Paper due within the next 12 months.

    In March 1997, IPTO issued 13,074 Series A Preference Units, with an agreed value of $130.7 million, to Federal Paper Board Company in exchange for a timber deed on approximately 116,000 acres. These units, which may be redeemed by IPTO at any time, require quarterly preferred return payments, based on an annual rate of 7.5% of the agreed value, that must be paid before distributions can be made to the Partnership's Class A or Class B unitholders. Since it is expected that the harvest from this timber deed will be prior to the end of the Initial Term, payment of the $130.7 million redemption value (or $2.81 per Class A Unit) will be made from the Primary Account.

    The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                                             PRIMARY     SECONDARY      IPT
                                                             ACCOUNT      ACCOUNT      TOTAL
                                                            ----------  -----------  ----------
Three Months Ended March 31, 1997
Cash provided by operations...............................  $   65,652   $   5,683   $   71,335
Investment in forestlands and roads.......................        (138)     (6,040)      (6,178)
IPTO general partners' interest in above..................        (655)          4         (651)
                                                            ----------  -----------  ----------
Cash flow after capital expenditures......................      64,859        (353)  $   64,506
Class A Unit allocation factor............................          95%          4%  ----------
                                                            ----------  -----------  ----------
Class A Unit cash flow after capital expenditures.........  $   61,616   $     (14)  $   61,602
                                                            ----------  -----------  ----------
                                                            ----------  -----------  ----------
Distributions declared for Class A Units..................  $   23,223               $   23,223
                                                            ----------               ----------
                                                            ----------               ----------
Three Months Ended March 31, 1996
Cash provided by operations...............................  $   66,222   $  (4,360)  $   61,862
Investment in forestlands and roads.......................        (223)     (5,994)      (6,217)
IPTO general partners' interest in above..................        (660)        104         (556)
                                                            ----------  -----------  ----------
Cash flow after capital expenditures......................      65,339     (10,250)  $   55,089
Class A Unit allocation factor............................          95%          4%  ----------
                                                            ----------  -----------  ----------
Class A Unit cash flow after capital expenditures.........  $   62,072   $    (410)  $   61,662
                                                            ----------  -----------  ----------
                                                            ----------  -----------  ----------
Distributions declared for Class A Units..................  $  476,069               $  476,069
                                                            ----------               ----------
                                                            ----------               ----------



    In April 1997, IPT declared a regular quarterly cash distribution of $.50 per Class A Unit payable on May 15, 1997.

    In April 1996, IPT had declared a regular $.50 per Class A Unit distribution and a $9.75 per Class A Unit special distribution. The payment of this distribution was the result of management's evaluation that remaining cash balances and projected future cash flows would be adequate for future asset acquisition and operating requirements.

    Capital expenditures, including expenditures for reforestation of harvested forestlands, acquisition of capitalized leases and road construction, are expected to total approximately $55 million for 1997.

PART II.  Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27     Financial Data Schedule

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

                                   IP Timberlands, Ltd.
                                   By: IP Forest Resources Company
                                   Managing General Partner
                                    (Registrant)


Date:  May 15, 1997              By:    /s/ James W. Guedry
          ----                         --------------------------
                                       James W. Guedry
                                       Vice President and Secretary


Date:  May 15, 1997              By:    /s/ Frederick L. Bleier
          ----                         --------------------------
                                       Frederick L. Bleier
                                       Treasurer and Controller
                                       and Chief Financial and
                                       Accounting Officer