Form 10-Q
period 1997-06-30
IP TIMBERLANDS LTD
filed 1997-08-14
CIK 761860

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

-------------------------------------------------------------------------------


                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                   Commission file number:1-8859

                             IP TIMBERLANDS, Ltd.
            (Exact name of registrant as specified in its charter)

               Texas                                            13 3259241
    (State or other jurisdiction                              (I.R.S.Employer
  of incorporation or organization)                         Identification No.)

 Two Manhattanville Road, Purchase, NY                             10577
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


                                YES /X/  NO / /

       Class A Depositary Units outstanding on July 31, 1997: 46,445,729

                             IP TIMBERLANDS, Ltd.

                                    INDEX
                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..........................................        3

        Consolidated Statement of Earnings--
        Three Months and Six Months Ended
        June 30, 1997 and 1996........................................        4

        Consolidated Balance Sheet--
        June 30, 1997 and December 31, 1996...........................        5

        Consolidated Statement of Cash Flows--
        Six Months Ended June 30, 1997 and 1996.......................        6

        Notes to Consolidated Financial Statements....................     7-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................    11-14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................      *

Item 2. Changes in Securities.........................................      *

Item 3. Defaults upon Senior Securities...............................        *

Item 4. Submission of Matters to a Vote of Security Holders...........        *

Item 5. Other Information.............................................        *

Item 6. Exhibits and Reports on Form 8-K..............................       15


SIGNATURES............................................................       16


* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of June 30, 1997, and the results of operations for the quarter and six months ended June 30, 1997. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1996, which has been previously filed with the Commission.

    The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                             IP TIMBERLANDS, Ltd.

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (In thousands--except per unit data)
                                 (Unaudited)

                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                     June 30,
                                                                     ----------------------    ----------------------
                                                                        1997         1996         1997          1996
                                                                     ----------  ----------    ----------  ----------
REVENUES
Stumpage sales
  International Paper...........................................  $    25,075    $  19,470   $   55,487    $   63,257
  Unaffiliated parties..........................................       25,125       29,171       70,702        62,881
Forestland sales................................................        1,126        4,102        1,261         5,972
Other income, net...............................................        4,460        4,056        5,704         5,797
                                                                     ----------  ----------  ----------    ----------
  Total revenues................................................       55,786       56,799      133,154       137,907
                                                                     ----------  ----------  ----------    ----------
OPERATING COSTS AND EXPENSES
Depletion
  International Paper...........................................        2,328        1,730        4,653         4,194
  Unaffiliated parties..........................................        4,638        3,454       13,444         7,136
Cost of forestlands sold........................................          106          254          122           368
Amortization of roads...........................................          438          428          873           983
Forest operations...............................................       12,269       10,876       23,242        21,936
General and administrative......................................        4,494        4,255        9,238         9,624
Property and severance taxes....................................        3,236        3,037        6,480         6,823
                                                                     ----------   ----------   ----------    --------
  Total operating costs and expenses............................       27,509       24,034       58,052        51,064
                                                                     ----------   ----------   ----------    --------
                                                                       28,277       32,765       75,102        86,843
Gains on Sales of Partnership Interests.........................                    18,449       15,000       656,654
                                                                     ----------   ----------   ----------    --------
OPERATING EARNINGS..............................................       28,277       51,214       90,102       743,497
INTEREST INCOME.................................................        6,978        5,721       13,279        11,571
INTEREST EXPENSE................................................       (9,553)         (20)     (16,959)      (11,369)
GENERAL PARTNERS' INTEREST IN IPTO..............................         (303)        (522)        (954)       (1,006)
                                                                     ----------   ----------   ----------    ---------
NET PARTNERSHIP EARNINGS........................................   $   25,399   $   56,393   $   85,468    $  742,693
                                                                     ----------   ----------   ----------    ---------
                                                                     ----------   ----------   ----------    ---------
EARNINGS PER CLASS A UNIT (NOTE 7)..............................   $     0.80   $     0.98   $     2.06    $     6.64
                                                                     ----------   ----------   ----------    ---------
                                                                     ----------   ----------   ----------    ---------


  The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, LTD.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          June 30,   December 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
ASSETS
CURRENT ASSETS
  Cash and temporary investments.......................................................  $    9,011   $    7,843
  Notes receivable--International Paper................................................     311,636      259,351
  Due from International Paper.........................................................         107       15,071
  Accounts and notes receivable........................................................      19,841        8,228
                                                                                         ----------   ----------
    Total current assets...............................................................     340,595      290,493

NOTES RECEIVABLE.......................................................................         902           42
FORESTLANDS............................................................................     781,925      660,369
ROADS, net of accumulated amortization of
  $32,861 (1997) and $31,994 (1996)....................................................      25,714       25,144
                                                                                         ----------   ----------
    Total Assets.......................................................................  $1,149,136   $  976,048
                                                                                         ----------   ----------
                                                                                         ----------   ----------
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
  Accounts payable and accrued liabilities.............................................  $    5,114   $    6,719
  Accrued interest.....................................................................       6,580        3,541
  Accrued property and severance taxes.................................................       7,961        5,550
  Customer advance payments............................................................       4,740        3,266
                                                                                          ---------   ----------
    Total current liabilities..........................................................      24,395       19,076

LONG-TERM DEBT.........................................................................     450,000      450,000
LEASE OBLIGATIONS......................................................................       1,228        1,241
SERIES A PREFERENCE UNITS IN IPTO......................................................     130,744
GENERAL PARTNERS' INTEREST IN IPTO.....................................................      30,996       30,536
PARTNERS' CAPITAL
  General partners.....................................................................      26,973       26,607
  Limited partners.....................................................................     484,800      448,588
                                                                                         ----------   ----------
    Total Liabilities and Partners' Capital............................................  $1,149,136   $  976,048
                                                                                         ----------   ----------
                                                                                         ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             ----------------------
                                                                                                1997        1996
                                                                                             ----------   ---------
OPERATING ACTIVITIES
Net Partnership earnings..................................................................  $    85,468   $ 742,693
Noncash items
  Depletion...............................................................................       18,097      11,330
  Cost of forestlands sold................................................................          122         368
  Amortization of roads...................................................................          873         983
  Gain on sale of partnership interest....................................................                 (638,205)
  Other, net..............................................................................        6,168       5,560
Changes in current assets and liabilities
  Accounts and notes receivable...........................................................      (12,473)     (9,839)
  Due to/from International Paper.........................................................       14,964      16,100
  Customer advance payments...............................................................        1,474        (671)
  Accrued interest payable................................................................        3,039      (5,983)
  Other, net..............................................................................          793      (3,611)
                                                                                             ----------   ---------
    Cash provided by operations...........................................................      118,525     118,725
                                                                                             ----------   ---------

INVESTMENT ACTIVITIES
Investment in forestlands and roads.......................................................      (15,688)    (17,358)
Loans to International Paper..............................................................     (160,188)   (342,482)
Repayment of loans by International Paper.................................................      107,903     780,367
                                                                                             ----------   ---------
    Cash (used for) provided by investment activities.....................................      (67,973)    420,527
                                                                                             -----------  ---------

FINANCING ACTIVITIES
Distributions to partners of IPT and IPTO.................................................      (49,384)   (540,130)
                                                                                             -----------  ---------

CHANGE IN CASH AND TEMPORARY INVESTMENTS..................................................        1,168        (878)
CASH AND TEMPORARY INVESTMENTS
  Beginning of the period.................................................................        7,843      11,899
                                                                                              ----------  ---------
  End of the period.......................................................................    $   9,011   $  11,021
                                                                                              ----------  ---------
                                                                                              ----------  ---------

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

2.  TRANSACTIONS WITH INTERNATIONAL PAPER

    The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended June 30, 1997 and 1996 were $2.4 million and $2.2 million, respectively, and for the six-month periods ended June 30, 1997 and 1996 were $4.7 million and $5.1 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

    Interest income from notes receivable from International Paper for the quarters ended June 30, 1997 and 1996 was $4.5 million and $3.4 million, respectively, and for the six-month periods ended June 30, 1997 and 1996 was $8.3 million and $9.0 million, respectively. The increase in second quarter interest income was due to higher average loan balances.

3.  TEMPORARY INVESTMENTS

    Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at June 30, 1997 and December 31, 1996 were $6.4 million and $6.9 million, respectively.

                              IP TIMBERLANDS, LTD.

                                  (UNAUDITED)

4.  RECEIVABLES

    The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                 June 30,   December 31,
                                                   1997         1996
                                               -----------  ------------
                                                     (in thousands)

Notes receivable--trade..................       $15,541           $2,763
Accounts receivable--trade...............            47              965
Accrued interest and other receivables...         4,253            4,500
                                               ------------     --------

                                                $19,841           $8,228
                                               ------------     --------
                                               ------------     --------

    Notes receivable--trade at June 30, 1997 included $12.2 million of short-term notes from sales in late March.

5. SERIES A PREFERENCE UNITS

    In March 1997, IPTO issued 13,074 Series A Preference Units with an agreed value of $130.7 million to Federal Paper Board Company ("Federal"), a wholly owned subsidiary of International Paper, in connection with the purchase from Federal of a timber deed covering approximately 116,000 acres. These units, which may be redeemed by IPTO at any time, require quarterly preferred return payments, based on an annual rate of 7.5% of the agreed value, that must be paid before distributions can be made to the Partnership's Class A or Class B unitholders. Preferred return payments of $2.4 million were included in interest expense for the quarter ended June 30, 1997.

    Since it is expected that all of the acres under the timber deed will be harvested prior to the end of the Initial Term, payment of the $130.7 million redemption (or $2.81 per Class A Unit) will be made from the Primary Account.

                              IP TIMBERLANDS, LTD.

                                  (UNAUDITED)

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

7.  COMPUTATION OF EARNINGS PER CLASS A UNIT

    The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                   Three Months Ended      Six Months Ended
                                         June 30,             June 30,
                                    -----------------   --------------------
                                         1997     1996      1997        1996
                                    --------  --------   --------  --------
Allocation to Primary Account.....  $ 40,066  $ 47,611   $101,526   $306,320
Allocation to Secondary
  Account.........................   (14,667)    8,782    (16,058)   436,373
                                    --------  --------   --------   --------
Net Partnership Earnings..........    25,399    56,393     85,468    742,693
                                    --------   -------   --------   --------
95% of the Primary Account (1)....    38,063    45,230     96,450    291,004
4% of the Secondary Account (1)...      (587)      351       (643)    17,455
                                    --------   ------    --------   --------
Earnings Allocated to
    Class A Limited Partners
  Class A Limited Partners........  $ 37,476   $45,581   $ 95,807  $308,459(2)
                                    --------  -------    --------  --------
                                    --------  -------    --------  --------
Weighted Average Class A
    Units Outstanding
  Units Outstanding...............    46,446    46,446      46,446    46,446
                                     -------    ------     -------   -------
Earnings Per Class A Unit.........  $   0.80   $  0.98    $   2.06   $  6.64(2)
                                     -------    ------     -------   -------
                                     -------    ------     -------   -------


(1) Class B units are allocated 4% of Primary Account and 95% of Secondary Account earnings. The general partners are allocated 1% of each account.

(2) Includes $203 million, or $4.37 per Class A Unit, from the sale of a subsidiary partnership interest.

8.  PARTNERS' CAPITAL

    The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                     Partners' Capital
                                              -------------------------------
                                              General    Limited
                                              Partners   Partners     Total
                                              ---------  ---------  ---------
Six Months Ended June 30, 1997
-------------------------------
Balance--January 1, 1997................     $26,607      $ 448,588   $ 475,195
Net earnings for the period.............         855         84,613      85,468
Partner distributions...................        (489)       (48,401)    (48,890)
                                             -------      ---------   ---------
Balance--June 30, 1997..................     $26,973      $ 484,800   $ 511,773
                                             -------      ---------   ---------
                                             -------      ---------   ---------
Six Months Ended June 30, 1996
-------------------------------
Balance--January 1, 1996................    $ 25,786      $ 367,264   $ 393,050
Net earnings for the period.............       7,427        735,266     742,693
Partner distributions...................      (5,363)      (530,963)   (536,326)
                                            --------      ---------   ---------
Balance--June 30, 1996..................    $ 27,850      $ 571,567   $ 599,417
                                            --------      ---------   ---------
                                            --------      ---------   ---------

    The authorized and outstanding Class A and B Depositary Units at June 30, 1997 and 1996, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.



                             Class A Depositary Units Outstanding
                             -------------------------------------      Class B
                             International Unaffiliated                Depositary
                              Paper and       Third                      Units
                              Affiliates     Parties       Total      Outstanding
                             ------------  -----------  ------------  ------------
Number of Units............   39,146,229    7,299,500     46,445,729    50,976,480
Percentage of total........           84%          16%           100%          100%

    Under the terms of the Partnership Agreement, International Paper has the right to purchase, at any time, all outstanding Class A Units at a price equal to 133% of the market price at that time.

9.  SUBSEQUENT EVENT

    In August 1997, the Partnership entered into an agreement for the sale of certain partnership interests, including a general partnership interest in a subsidiary partnership that will control approximately 175,000 acres of forestlands in Pennsylvania and New York. The sale will be completed through a series of transactions over the next twelve to eighteen months and could generate proceeds of up to approximately $200 million. Based on the projected harvest schedule of the timber on these forestlands, IPT Class A Unitholders will be credited with approximately 7 percent of the earnings from these transactions. The initial transaction, scheduled for completion in late September 1997, will result in a gain to IPT of approximately $38 million, or $.08 per Class A Unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Partnership revenues for the second quarter of 1997 were $55.8 million, down slightly from 1996 second quarter revenues of $56.8 million. Revenues from stumpage sales were $50.2 million for the 1997 second quarter compared with $48.6 million in the same period of 1996. Net Partnership earnings for the second quarter were $25.4 million compared with $56.4 million in the comparable 1996 quarter. Earnings in the prior year quarter included a $18.4 million gain on a subsidiary partnership interest sale, while the 1997 second quarter included a $9.5 million increase in interest expense and a $2.8 million decrease in earnings from forestland sales.

    Stumpage sales revenues in the South were 3% above 1996 levels for the second quarter due to slightly higher average prices. Harvest volumes in this region were 4% below the prior year levels. Demand and pricing for both sawlogs and pulpwood was strong during the second quarter of 1997, due to low mill inventory levels caused by unusually wet weather. In the Northeast, 27% higher average prices combined with a 14% increase in harvest volumes resulted in stumpage sales revenues 45% above that for the comparable period of 1996.

    Forestland sales were minimal in both the 1997 and 1996 periods.

    Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):

                                Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                --------------------   ----------------------
                                    1997       1996        1997        1996
                                ---------  ---------   ------------  --------
Stumpage Sales
  Primary Account..........     $  50,200  $  48,641   $  126,189  $  126,138
  Secondary Account........
                                ---------  ---------   ----------  ----------
                                $  50,200  $  48,641   $  126,189  $  126,138
                                ---------  ----------  ----------  ----------
                                ---------  ----------  ----------  ----------

Forestland Sales
  Primary Account.................  $     405  $    650   $     405  $    650
  Secondary Account...............        721     3,452         856     5,322
                                    ---------  ---------  ---------  ---------
                                    $   1,126  $  4,102   $   1,261  $  5,972
                                    ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------
Operating Costs and Expenses
  Primary Account.................  $  15,666  $ 12,873   $  34,932  $ 30,772
  Secondary Account...............     11,843    11,161      23,120    20,292
                                    ---------  ---------  ---------   --------
                                    $  27,509  $ 24,034   $  58,052  $ 51,064
                                    ---------  ---------  ---------   --------
                                    ---------  ---------  ---------   --------

    Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4.
                                      11

    Sales volumes attributable to timber sales were (in thousand cunits):

                                                   Three Months Ended     Six Months Ended
                                                       June 30,                June 30,
                                                   ------------------     ------------------
                                                     1997       1996        1997       1996
                                                    -------    -------    ---------  -------
Used by International Paper facilities.........         247       210         541        440
Resold by International Paper..................          50        57         128        214
Sold to unaffiliated parties...................         333       472       1,045        975
                                                        ---       ---     -------    --------
                                                        630       739       1,714      1,629
                                                        ---       ---     -------    --------
                                                        ---       ---     -------    --------

    Total annual sales volumes for 1997 are expected to remain approximately the same as for 1996.

    Depletion as a percent of stumpage sales increased in the 1997 second quarter due to sales of higher cost timber acquired from Federal Paper Board Company.

    Interest expense for the second quarter of 1997 included $7.1 million related to $450 million of long-term debt and $2.4 million as a preferred return on the Series A Preference Units issued to Federal Paper Board Company in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

    IPT had cash and temporary investments of $9.0 million, a current receivable from International Paper of $.1 million, and notes receivable from International Paper of $311.6 million, giving the Partnership $320.7 million in liquid assets at June 30, 1997. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                                  June 30,   December 31,
                                                   1997         1996
                                                 ----------  ------------
Cash, temporary investments
  and current receivables
    Primary Account............................  $  234,354   $  171,508
    Secondary Account..........................      86,400      110,757
                                                 ----------   -----------
                                                 $  320,754   $  282,265
                                                 ----------   -----------
                                                 ----------   -----------
Total per Class A Unit.........................  $     4.87   $     3.61
                                                 ----------   -----------
                                                 ----------   -----------

    In addition, current assets at June 30, 1997 and December 31, 1996, included $4.3 million and $5.5 million, respectively, of accounts receivable, and $15.5 million and $2.7 million, respectively, of notes receivable, from parties other than International Paper, due within the next 12 months.


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

    The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                                                                  Primary       Secondary      IPT
                                                                                  Account        Account      Total
                                                                                 ---------     -----------  ---------
SIX MONTHS ENDED JUNE 30, 1997
Cash provided by operations....................................................  $  120,102   $   (1,577)   $  118,525
Investment in forestlands and roads............................................        (398)     (15,290)      (15,688)
IPTO general partners' interest in above.......................................      (1,197)         169        (1,028)
                                                                                 ----------   ----------    ----------
Cash flow after capital expenditures...........................................     118,507      (16,698)   $  101,809
                                                                                 ----------   ----------    ----------
                                                                                                            ----------
Class A Unit allocation factor.................................................          95%           4%

Class A Unit cash flow
after capital expenditures.....................................................  $  112,582   $     (668)   $  111,914
                                                                                 ----------   ----------    ----------
                                                                                 ----------   ----------    ----------
Distributions declared for Class A Units.......................................  $   46,446                 $   46,446
                                                                                 ----------                 ----------
SIX MONTHS ENDED JUNE 30, 1996
Cash provided by operations....................................................  $  131,727   $  (13,002)   $  118,725
Investment in forestlands and roads............................................      (1,769)     (15,589)      (17,358)
IPTO general partners' interest in above.......................................      (1,300)         286        (1,014)
                                                                                 ----------   ----------    ----------
Cash flow after capital expenditures...........................................     128,658      (28,305)   $  100,353
                                                                                                            ----------
                                                                                                            ----------
Class A Unit allocation factor.................................................          95%           4%
                                                                                 ---------    ----------
Class A Unit cash flow
after capital expenditures.....................................................  $  122,226   $   (1,132)  $  121,094
                                                                                 ----------   ----------   ----------
Distributions declared for Class A Units.......................................  $  509,510                $  509,510
                                                                                 ----------                ----------
                                                                                 ----------                ----------

    In July 1997, IPT declared a regular quarterly cash distribution of $.50 per Class A Unit for the second calendar quarter of 1997. This distribution is payable on August 15, 1997 to holders of record as of July 31, 1997.

    In April 1996, IPT had declared a regular $.50 per Class A Unit distribution and a $9.75 per Class A Unit special distribution. The payment of this distribution was the result of management's evaluation that remaining cash balances and projected future cash flows would be adequate for future asset acquisition and operating requirements.
                                       13

    Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $185 million for 1997, including a $131 million noncash expenditure in March 1997 for the Federal timber deed acquisition.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            (27) Financial Data Schedule

                 (b) a current report on Form 8K was filed on July 9, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IP Timberlands, Ltd.
                                       By: IP Forest Resources Company
                                       Managing General Partner
                                         (Registrant)

                                       Date: August  , 1997
                                       By: /s/ James W. Guedry
                                           ------------------------------
                                           James W. Guedry
                                           Vice President and Secretary

                                       Date: August  , 1997
                                       By: /s/Frederick L. Bleier
                                           -------------------------------
                                           Frederick L. Bleier
                                           Treasurer and Controller
                                           and Chief Financial and
                                           Accounting Officer