Form 10-Q
period 1997-09-30
IP TIMBERLANDS LTD
filed 1997-11-14
CIK 761860

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended September 30, 1997               Commission file number:1-8859

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

                                   Yes X No_

      Class A Depositary Units outstanding on October 31, 1997: 46,445,729

                              IP TIMBERLANDS, LTD.

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                       -----------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.....................................................................           3

            Consolidated Statement of Earnings -
            Three Months and Nine Months Ended
            September 30, 1997 and 1996..............................................................           4

            Consolidated Balance Sheet -
            September 30, 1997 and December 31, 1996.................................................           5

            Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996............................................           6

            Notes to Consolidated Financial Statements...............................................      7 - 10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....     11 - 14

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS........................................................................           *

ITEM 2.     CHANGES IN SECURITIES....................................................................           *

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................................................           *

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS.........................................................................           *

ITEM 5.     OTHER INFORMATION........................................................................           *

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................................................          15

SIGNATURES..                                                                                                   16

* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in conformity with current Securities and Exchange Commission regulations governing interim financial reporting. In the opinion of the managing general partner of IP Timberlands, Ltd. (the "Registrant"), a Texas limited partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of September 30, 1997, and the results of operations for the quarter and nine months ended September 30, 1997. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1996, which has been previously filed with the Commission.

The results for the interim period covered by this report are not necessarily indicative of what the results will be for the remainder of the year.

                              IP TIMBERLANDS, LTD.

                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS--EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                     --------------------  ----------------------
                                                                       1997       1996        1997        1996
                                                                     ---------  ---------  ----------  ----------
REVENUES
Stumpage sales
  International Paper..............................................  $  45,962  $  26,455  $  101,449  $   89,712
  Unaffiliated parties.............................................     37,302     46,050     108,004     108,931
Forestland sales...................................................        714        449       1,975       6,421
Other income, net..................................................     11,210     10,345      16,914      16,142
                                                                     ---------  ---------  ----------  ----------
Total revenues.....................................................     95,188     83,299     228,342     221,206
                                                                     ---------  ---------  ----------  ----------
OPERATING COSTS AND EXPENSES
Depletion
  International Paper..............................................      5,381      2,261      10,034       6,455
  Unaffiliated parties.............................................      5,782      5,029      19,226      12,165
Cost of forestlands sold...........................................         85         15         207         383
Amortization of roads..............................................        422        410       1,295       1,393
Forest operations..................................................     12,241     11,046      35,483      32,982
General and administrative.........................................      4,642      4,505      13,880      14,129
Property and severance taxes.......................................      3,251      3,086       9,731       9,909
                                                                     ---------  ---------  ----------  ----------
Total operating costs and expenses.................................     31,804     26,352      89,856      77,416
                                                                     ---------  ---------  ----------  ----------
                                                                        63,384     56,947     138,486     143,790
Gains on Sales of Partnership Interests............................     37,009                 52,009     656,654
                                                                     ---------  ---------  ----------  ----------
OPERATING EARNINGS.................................................    100,393     56,947     190,495     800,444
INTEREST INCOME....................................................      7,553      4,125      20,832      15,696
INTEREST EXPENSE...................................................     (9,657)    (3,096)    (26,616)    (14,465)
GENERAL PARTNERS' INTEREST IN IPTO.................................     (1,029)      (562)     (1,983)     (1,568)
                                                                     ---------  ---------  ----------  ----------
NET PARTNERSHIP EARNINGS...........................................  $  97,260  $  57,414  $  182,728  $  800,107
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
EARNINGS PER CLASS A UNIT (NOTE 7).................................  $    1.61  $    1.23  $     3.67  $     7.87
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, LTD.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS
CURRENT ASSETS
  Cash and temporary investments....................................................   $     9,692    $    7,843
  Notes receivable--International Paper.............................................       371,467       259,351
  Due from International Paper......................................................         7,128        15,071
  Accounts and notes receivable.....................................................        24,287         8,228
                                                                                      -------------  ------------
  Total current assets..............................................................       412,574       290,493
NOTES RECEIVABLE....................................................................           430            42
FORESTLANDS.........................................................................       781,168       660,369
ROADS, net of accumulated amortization of $33,283 (1997) and $31,994 (1996).........        27,153        25,144
                                                                                      -------------  ------------
Total Assets........................................................................   $ 1,221,325    $  976,048
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Accounts payable and accrued liabilities..........................................   $     4,417    $    6,719
  Accrued interest..................................................................         6,376         3,541
  Accrued property and severance taxes..............................................         6,835         5,550
  Customer advance payments.........................................................         5,405         3,266
                                                                                      -------------  ------------
  Total current liabilities.........................................................        23,033        19,076
LONG-TERM DEBT......................................................................       450,000       450,000
LEASE OBLIGATIONS...................................................................         1,182         1,241
SERIES A PREFERENCE UNITS IN IPTO...................................................       130,744
GENERAL PARTNERS' INTEREST IN IPTO..................................................        31,778        30,536
PARTNERS' CAPITAL
  General partners..................................................................        27,701        26,607
  Limited partners..................................................................       556,887       448,588
                                                                                      -------------  ------------
Total Liabilities and Partners' Capital.............................................   $ 1,221,325    $  976,048
                                                                                      -------------  ------------
                                                                                      -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              IP TIMBERLANDS, LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
OPERATING ACTIVITIES
Net Partnership earnings.................................................................  $  182,728  $  800,107
Noncash items
  Depletion..............................................................................      29,260      18,620
  Cost of forestlands sold...............................................................         207         383
  Amortization of roads..................................................................       1,295       1,393
  Gain on sale of partnership interest...................................................                (638,205)
  Other, net.............................................................................       6,049       6,085
Changes in current assets and liabilities
  Accounts and notes receivable..........................................................     (16,447)     13,716
  Due from International Paper...........................................................       7,943      17,880
  Customer advance payments..............................................................       2,139        (291)
  Accrued interest payable...............................................................       2,835      (5,983)
  Other, net.............................................................................      (1,475)    (13,500)
                                                                                           ----------  ----------
  Cash provided by operations............................................................     214,534     200,205
                                                                                           ----------  ----------
INVESTMENT ACTIVITIES
Investment in forestlands and roads......................................................     (26,493)    (26,285)
Loans to International Paper.............................................................    (270,949)   (637,081)
Repayment of loans by International Paper................................................     158,833   1,023,847
                                                                                           ----------  ----------
  Cash (used for) provided by investment activities......................................    (138,609)    360,481
                                                                                           ----------  ----------
FINANCING ACTIVITIES
Distributions to partners of IPT and IPTO................................................     (74,076)   (564,822)
                                                                                           ----------  ----------
CHANGE IN CASH AND TEMPORARY INVESTMENTS.................................................       1,849      (4,136)
CASH AND TEMPORARY INVESTMENTS
  Beginning of the period................................................................       7,843      11,899
                                                                                           ----------  ----------
  End of the period......................................................................  $    9,692  $    7,763
                                                                                           ----------  ----------
                                                                                           ----------  ----------

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

2. TRANSACTIONS WITH INTERNATIONAL PAPER

   The Registrant reimburses IPFR and International Paper for both direct and indirect costs and expenses associated with the management and operations of the Partnerships. Charges from International Paper for indirect expenses for the quarters ended September 30, 1997 and 1996 were $2.3 million and $2.2 million, respectively and for the nine-month periods ended September 30, 1997 and 1996 were $7.0 million and $7.4 million, respectively. The interim period charges are based upon estimates of the total charges for the year.

   Interest income from notes receivable from International Paper for the quarters ended September 30, 1997 and 1996 was $5.0 million and $1.4 million, respectively, and for the nine-month periods ended September 30, 1997 and 1996 was $13.3 million and $10.4 million, respectively. The increase in third quarter interest income was due to higher average loan balances. Interest expense included $2.5 million and $5.3 million for the quarter and nine-month periods ended September 30, 1997, respectively, of preferred return payments to Federal Paper Board Company, a wholly owned Subsidiary of International Paper, relating to Series A Preference Units (see note 5). Interest expense in the 1996 third quarter included $3.1 million of interest on notes payable to International Paper.

3. TEMPORARY INVESTMENTS

   Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments at September 30, 1997 and December 31, 1996 were $6.4 million and $6.9 million, respectively.

4. RECEIVABLES

   The major classifications of current receivables are shown below. No allowance for doubtful accounts was considered necessary.

                                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                                             1997           1996
                                                                                         -------------  -------------
                                                                                                (IN THOUSANDS)
   Notes receivable--trade.............................................................    $  20,178      $   2,763
   Accounts receivable--trade..........................................................        1,648            965
   Accrued interest and other receivables..............................................        2,461          4,500
                                                                                         -------------       ------
                                                                                           $  24,287      $   8,228
                                                                                         -------------       ------
                                                                                         -------------       ------

   Notes receivable--trade at September 31, 1997 included $10.8 million of short-term notes from sales in late March.

5. SERIES A PREFERENCE UNITS

   In March 1997, IPTO issued 13,074 Series A Preference Units with an agreed value of $130.7 million to Federal Paper Board Company ("Federal"), a wholly owned subsidiary of International Paper, in connection with the purchase from Federal of a timber deed covering approximately 116,000 acres. These units, which may be redeemed by IPTO at any time, require quarterly preferred return payments, based on an annual rate of 7.5% of the agreed value, that must be paid before distributions can be made to the Partnership's Class A or Class B unitholders. Preferred return payments of $2.5 million and $5.3 million were included in interest expense for the quarter and nine-month period ended September 30, 1997, respectively.

   Since it is expected that all of the acres under the timber deed will be harvested prior to the end of the Initial Term, payment of the $130.7 million redemption (or $2.81 per Class A Unit) will be made from the Primary Account.

6. GAINS ON SALES OF PARTNERSHIP INTERESTS

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

   In September 1997, the Partnership completed the first in a series of transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. This initial transaction, covering approximately 25,000 acres, resulted in a gain of approximately $37 million. Approximately 7% of the earnings from this sale were attributed to the Primary Account.

   In February 1997, the Partnership completed the sale of a special partnership interest relating to 14,539 acres of pine plantations in Arkansas and Texas. As a result of this sale, IPT recognized a gain of approximately $15 million. Approximately 12 % of the earnings from this sale were attributed to the Primary Account.

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

7. COMPUTATION OF EARNINGS PER CLASS A UNIT

   The Partnership Agreement provides for the allocation of Partnership earnings among the general and limited partners. The following table presents the computation of earnings per Class A Unit (in thousands, except per unit data):

                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                      ---------------------  -----------------------
                                                                        1997        1996         1997        1996
                                                                      ---------  ----------  ------------  ---------
   Allocation to Primary Account....................................  $  77,940  $   60,398  $    179,466  $ 366,718
   Allocation to Secondary Account..................................     19,320      (2,984)        3,262    433,389
                                                                      ---------  ----------  ------------  ---------
   Net Partnership Earnings.........................................     97,260      57,414       182,728    800,107
                                                                      ---------  ----------  ------------  ---------
   95% of the Primary Account(1)                                         74,042      57,378       170,492    348,382
   4% of the Secondary Account(1)                                           774        (119)          131     17,336
                                                                      ---------  ----------  ------------  ---------
   Earnings Allocated to
      Class A Limited Partners......................................  $  74,816  $   57,259  $    170,623  $365,718(2)
                                                                      ---------  ----------  ------------  ---------
                                                                      ---------  ----------  ------------  ---------
   Weighted Average Class A
     Units Outstanding..............................................     46,446      46,446        46,446     46,446
                                                                      ---------  ----------  ------------  ---------
                                                                      ---------  ----------  ------------  ---------
   Earnings Per Class A Unit........................................  $    1.61  $     1.23  $       3.67      7.87(2)
                                                                      ---------  ----------  ------------  ---------
                                                                      ---------  ----------  ------------  ---------

(1) Class B units are allocated 4% of Primary Account and 95% of Secondary Account earnings.The general partnersare allocated 1% of each account.

(2) Includes $203 million, or $4.37 per Class A Unit, from the sale of a subsidiary partnership interest.

8. PARTNERS' CAPITAL

   The following tables present an analysis of the activity in Partners' Capital (in thousands):

                                                                                            PARTNERS' CAPITAL
                                                                                    ---------------------------------
                                                                                     GENERAL    LIMITED
                                                                                    PARTNERS    PARTNERS     TOTAL
                                                                                    ---------  ----------  ----------
   Nine Months Ended September 30, 1997
     Balance--January 1, 1997.....................................................  $  26,607  $  448,588  $  475,195
     Net earnings for the period..................................................      1,827     180,901     182,728
     Partner distributions........................................................       (733)    (72,602)    (73,335)
                                                                                    ---------  ----------  ----------
       Balance--September 30, 1997................................................  $  27,701  $  556,887  $  584,588
                                                                                    ---------  ----------  ----------
                                                                                    ---------  ----------  ----------
   Nine Months Ended September 30, 1996
     Balance--January 1, 1996.....................................................  $  25,786  $  367,264  $  393,050
     Net earnings for the period..................................................      8,001     792,106     800,107
     Partner distributions........................................................     (5,608)   (555,163)   (560,771)
                                                                                    ---------  ----------  ----------
       Balance--September 30, 1996................................................  $  28,179  $  604,207  $  632,386
                                                                                    ---------  ----------  ----------
                                                                                    ---------  ----------  ----------

   The authorized and outstanding Class A and B Depositary Units at
   September 30, 1997 and 1996, which represent the limited partnership interests of IPT, are presented below. The Class B Units are 100% owned by International Paper and affiliates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total Partnership revenues for the third quarter of 1997 were $95.2 million compared with $83.3 million for the same period of 1996. Revenues from stumpage sales were $83.3 million in the third quarter of 1997 compared with $72.5 million in 1996. Although harvest volumes were relatively flat with levels for the same period last year, higher average prices led to a 15% increase in stumpage sales revenues in the 1997 third quarter. Net Partnership earnings for the 1997 third quarter were $97.3 million, including a gain of $37.0 million from the sale of a subsidiary partnership interest, compared with $57.4 million for the same period of 1996. Earnings as a percent of revenues, before the gain, were lower in 1997 than in 1996 due to higher depletion costs on timber acquired from Federal Paper Board Company and higher interest expense.

In the South, third quarter stumpage sales revenues in 1997 were 19% higher than for the comparable period of 1996 due to 3% higher harvest volumes and 15% higher average prices. Operating results in this region benefited from favorable, dry weather logging conditions and continued strong markets. In the Northeast, harvest volumes were 20% below 1996 third quarter levels. Stumpage sales revenues were 30% below levels for the comparable period of 1996 due to lower sales of higher value sawlogs reflecting a decrease in purchases by Canadian sawmills.

Forestland sales were minimal in both the 1997 and 1996 periods.

In September 1997, the Partnership completed the first in a series of transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. This initial transaction, covering approximately 25,000 acres, resulted in a gain of approximately $37 million. A second transaction is expected to close in the fourth quarter of 1997, with the remaining transactions closing in 1998.

Amounts attributable to the Primary and Secondary Accounts for major categories in the statement of earnings were (in thousands):


                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                     --------------------  ----------------------
                                                                       1997       1996        1997        1996
                                                                     ---------  ---------  ----------  ----------
Stumpage Sales
  Primary Account..................................................  $  83,249  $  64,716  $  209,438  $  190,854
  Secondary Account................................................         15      7,789          15       7,789
                                                                     ---------  ---------  ----------  ----------
                                                                     $  83,264  $  72,505  $  209,453  $  198,643
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Forestland Sales
  Primary Account..................................................  $     254  $     103  $      659  $      753
  Secondary Account................................................        460        346       1,316       5,668
                                                                     ---------  ---------  ----------  ----------
                                                                     $     714  $     449  $    1,975  $    6,421
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Operating Costs and Expenses
  Primary Account..................................................  $  19,944  $  14,580  $   54,876  $   45,352
  Secondary Account................................................     11,860     11,772      34,980      32,064
                                                                     ---------  ---------  ----------  ----------
                                                                     $  31,804  $  26,352  $   89,856  $   77,416
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

Stumpage sales attributed to the Secondary Account in 1996 related to a bulk sale in the third quarter that included timber not scheduled to be harvested until after the end of the Initial Term.

Operating costs and expenses by category are shown in the consolidated statement of earnings on page 4. The increase in Primary Account expenses in the third quarter of 1997 is due to increased depletion charges from higher stumpage sales.

Sales volumes attributable to timber sales were (in thousand cunits):

                                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Used by International Paper facilities..........................................        430        295        971        735
Resold by International Paper...................................................         84        146        231        360
Sold to unaffiliated parties....................................................        546        594      1,573      1,569
                                                                                  ---------  ---------  ---------  ---------
                                                                                      1,060      1,035      2,775      2,664
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

Total annual sales volumes for 1997 are expected to remain approximately the same as in 1996.

Depletion as a percent of stumpage sales increased in the 1997 third quarter due to sales of higher cost timber acquired from Federal Paper Board Company.

Interest expense for the third quarter of 1997 included $7.1 million related to $450 million of long-term debt and $2.5 million as a preferred return on the Series A Preference Units issued to Federal Paper Board Company in March 1997.

LIQUIDITY AND CAPITAL RESOURCES
IPT had cash and temporary investments of $9.7 million, a current receivable from International Paper of $7.1 million, and notes receivable from International Paper of $371.5 million, giving the Partnership $388.3 million in liquid assets at September 30, 1997. Cash is either invested in temporary investments or loaned to International Paper at market rates. The breakdown of liquid assets between the Primary and Secondary Accounts was (in thousands):

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Cash, temporary investments and current receivables
  Primary Account...................................................................   $   291,885    $  171,508
  Secondary Account.................................................................        96,402       110,757
                                                                                      -------------  ------------
                                                                                       $   388,287    $  282,265
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Total per Class A Unit..............................................................   $      6.05    $     3.61
                                                                                      -------------  ------------
                                                                                      -------------  ------------

In addition, current assets at September 30, 1997 and December 31, 1996, included $4.1 million and $5.5 million, respectively, of accounts receivable, and $20.2 million and $2.7 million, respectively, of notes receivable, from parties other than International Paper, due within the next 12 months.

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

The following table reflects cash flow from operations, after capital expenditures, attributable to the Class A Units (in thousands).

                                                                                PRIMARY    SECONDARY      IPT
                                                                                ACCOUNT     ACCOUNT      TOTAL
                                                                               ----------  ----------  ----------
Nine Months Ended September 30, 1997
Cash provided by operations..................................................  $  191,956  $   22,578  $  214,534
Investment in forestlands and roads..........................................        (166)    (26,327)    (26,493)
IPTO general partners' interest in above.....................................      (1,918)         37      (1,881)
                                                                               ----------  ----------  ----------
Cash flow after capital expenditures.........................................     189,872      (3,712) $  186,160
Class A Unit allocation factor...............................................          95%          4%
                                                                               ----------  ----------  ----------
Class A Unit cash flow after capital expenditures............................  $  180,378  $     (148) $  180,230
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Distributions declared for Class A Units.....................................  $   69,669              $   69,669
                                                                               ----------              ----------
                                                                               ----------              ----------
Nine Months Ended September 30, 1996
Cash provided by operations..................................................  $  193,800  $    6,405  $  200,205
Investment in forestlands and roads..........................................      (1,769)    (24,516)    (26,285)
IPTO general partners' interest in above.....................................      (1,920)        181      (1,739)
                                                                               ----------  ----------  ----------
Cash flow after capital expenditures.........................................     190,111     (17,930) $  172,181
Class A Unit allocation factor...............................................          95%          4%
                                                                               ----------  ----------  ----------
Class A Unit cash flow after capital expenditures............................  $  180,605  $     (717) $  179,888
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Distributions declared for Class A Units.....................................  $  522,515              $  522,515
                                                                               ----------              ----------
                                                                               ----------              ----------

In October 1997, IPT declared a regular quarterly cash distribution of $.50 per Class A Unit for the third calendar quarter of 1997. This distribution is payable on November 14, 1997 to holders of record as of October 31, 1997.

In April 1996, IPT had declared a regular $.50 per Class A Unit distribution and a $9.75 per Class A Unit special distribution. The payment of this distribution was the result of management's evaluation that remaining cash balances and projected future cash flows would be adequate for future asset acquisition and operating requirements.

Capital expenditures, including expenditures for reforestation of harvested forestland, acquisition of capitalized leases and road construction, are expected to be approximately $170 million for 1997, including the issuance of $131 million in preferred units in March 1997 for the Federal timber deed acquisition.

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


                                    IP Timberlands, Ltd.
                                    By: IP Forest Resources Company
                                    Managing General Partner
                                        (Registrant)

Date: November 14, 1997       By:   /s/ James W. Guedry
                                    --------------------
                                    James W. Guedry
                                    Vice President and Secretary

Date: November 14, 1997       By:   /s/ Frederick L. Bleier
                                    ------------------------
                                    Frederick L. Bleier
                                    Treasurer and Controller
                                    and Chief Financial and
                                    Accounting Officer